Form 10-Q
period 1998-06-30
MICHAEL PETROLEUM CORP
filed 1998-08-13
CIK 1061299

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-52263

                         MICHAEL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

             Texas                                      76-0510239
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification Number)

                            13101 Northwest Freeway
                                   Suite 320
                              Houston, Texas 77040
          (Address of principal executive offices including zip code)

                                 (713) 895-0909
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ] No [X*]

* The registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 (pursuant to Section 15(d) thereunder) on July 22, 1998.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 7, 1998, there were 10,000 shares of the Registrant's Common Stock, par value $0.10 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         MICHAEL PETROLEUM CORPORATION

                                 BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                  JUNE 30,    DECEMBER 31,
                                                                   1998           1997
                                                                ---------     ------------
                                                               (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                    $   5,330      $     782
   Accounts receivable                                              7,944          4,472
   Prepaid expenses and other                                       8,527              1
                                                                ---------      ---------
       Total current assets                                        21,801          5,255
Oil and gas properties, (successful efforts method) at cost       132,426         34,977
Less: accumulated depreciation, depletion and amortization        (11,465)        (6,966)
                                                                ---------      ---------
                                                                  120,961         28,011
Other assets                                                        5,794            351
                                                                ---------      ---------
       TOTAL ASSETS                                             $ 148,556      $  33,617
                                                                =========      =========


LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                             $   6,386      $   5,502
   Accrued liabilities                                             11,464            298
   Current portion of long-term debt                                   87          8,056
                                                                ---------      ---------
       Total current liabilities                                   17,937         13,856
Long-term debt                                                    132,775         19,885
Deferred income taxes                                               1,070          1,791
                                                                ---------      ---------
       Total liabilities                                          151,782         35,532

Commitments and contingencies

Stockholder's deficit:
   Preferred stock ($.10 par value, 50,000,000 shares
     authorized, no shares issued)
   Common Stock ($.10 par value, 100,000,000 shares
     authorized, 10,000 shares issued)                                  1              1
   Additional paid-in capital                                         610            610
   Accumulated deficit                                             (3,837)        (2,526)
                                                                ---------      ---------
       Total stockholder's deficit                                 (3,226)        (1,915)
                                                                ---------      ---------

       TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT              $ 148,556      $  33,617
                                                                =========      =========


The accompanying notes are an integral part of the financial statements.

                         MICHAEL PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                       THREE MONTHS                  SIX MONTHS
                                                       ENDED JUNE 30                ENDED JUNE 30,
                                                  ----------------------      ----------------------
                                                    1998          1997          1998          1997
                                                  --------      --------      --------      --------
Revenues:
   Oil and natural gas sales                      $  6,437      $  1,798      $  9,697      $  3,648

Operating expenses:
   Production costs                                  1,125           491         1,600           917
   Exploration                                          79            --            79            24
   Depreciation, depletion and
     amortization                                    3,150           725         4,499         1,711
   General and administrative                          256           137           517           300
                                                  --------      --------      --------      --------
                                                     4,610         1,353         6,695         2,952
                                                  --------      --------      --------      --------

Operating income                                     1,827           445         3,002           696
                                                  --------      --------      --------      --------

Other income (expenses):
   Interest income and other                           198            11           214            25
   Interest expense                                 (3,527)         (405)       (4,417)         (775)
                                                  --------      --------      --------      --------

                                                    (3,329)         (394)       (4,203)         (750)
                                                  --------      --------      --------      --------

(Loss) income before income taxes and
  extraordinary item                                (1,502)           51        (1,201)          (54)
Benefit (provision) for income taxes before
  extraordinary item                                   526           (18)          421            19
                                                  --------      --------      --------      --------

(Loss) income before extraordinary item               (976)           33          (780)          (35)
                                                  --------      --------      --------      --------

Extraordinary item - extinguishment of T.E.P
Financing, net of tax of $285                         (531)           --          (531)           --
                                                  ========      ========      ========      ========
Net (loss) income                                 $ (1,507)     $     33      $ (1,311)     $    (35)
                                                  ========      ========      ========      ========


The accompanying notes are an integral part of the financial statements.

                         MICHAEL PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                    SIX MONTHS
                                                                   ENDED JUNE 30,
                                                              ------------------------
                                                                 1998           1997
                                                              ---------      ---------
Cash flows from operating activities:
  Net loss                                                    $  (1,311)     $     (35)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation, depletion and amortization                        4,499          1,711
  Gain on sale of oil and natural gas properties                    (50)            --
  Deferred income taxes                                            (421)           (19)
  Extraordinary item - extinguishment of T.E.P
    Financing, net of taxes                                         470             --
  Amortization of bond issuance costs                               213             --
  Amortization of deferred loss on early
    termination of commodity swap agreement                         245             --
  Amortization of discount of debt                                  117             66
  Changes in assets and liabilities:
    Accounts receivable                                          (3,321)            71
    Prepaid expenses and other                                   (2,051)            55
    Accounts payable                                                884            724
    Accrued liabilities                                           3,680           (155)
    Other                                                            35             --
                                                              ---------      ---------
Net cash provided by operating activities                         2,989          2,418
                                                              ---------      ---------
Cash flows from investing activities:
  Additions to oil and natural gas properties                   (87,591)        (4,860)
  Prepaid natural gas contract as consideration
    for non-producing oil and gas properties                     (9,994)            --
                                                              ---------      ---------
Net cash used in investing activities                           (97,585)        (4,860)
                                                              ---------      ---------

Cash flows from financing activities:
  Proceeds from long-term debt                                  133,602          4,495
  Payments on long-term debt                                    (29,295)        (1,427)
  Additions to deferred loan costs                               (5,163)           (25)
                                                              ---------      ---------
Net cash provided by financing activities                        99,144          3,043
                                                              ---------      ---------

Net increase in cash and cash equivalents                         4,548            601

Cash and cash equivalents, beginning of period                      782          1,182
                                                              =========      =========
Cash and cash equivalents, end of period                      $   5,330      $   1,783
                                                              =========      =========

Non-cash transaction:
  Non-producing properties acquired through
    delivery of natural gas                                   $   7,485             --


The accompanying notes are an integral part of the financial statements.

                         MICHAEL PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     Michael Petroleum Corporation, a Texas corporation, (the "Company") is a wholly owned subsidiary of Michael Holdings, Inc., a Texas corporation. The financial statements included herein have been prepared by the Company are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations have been included. Due to seasonal fluctuations, the results of operations for the interim periods are not necessarily indicative of operating results for the entire fiscal year. The financial statements in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-4, as amended (Registration No. 333-52263) (the "Registration Statement").

2.   OIL AND GAS PROPERTIES

     The Company recorded impairment losses of $705,000 and $238,000 for the six months ended June 30, 1998 and 1997, respectively, which is included in DD&A.

3.   LONG-TERM DEBT

     On April 2, 1998, the Company completed a debt offering under Rule 144A of $135 million of 11 1/2% Senior Notes, due 2005 (the "Series A Notes"). Net proceeds from the sale were used to prepay outstanding borrowings under a previous credit agreement (the "T.E.P. Financing") of approximately $28 million. Under the T.E.P. Financing, a 30% net profits interest in all of the Company's oil and natural gas properties was granted to the lender. In addition, a warrant to purchase up to 5% of the Company's common stock was granted to the lender. The value of the net profits interest and the warrant was recorded as a discount to the T.E.P. Financing. On April 2, 1998, the T.E.P. Financing Agreement was extinguished, and the unamortized balance of the notes payable discount, the deferred debt issuance costs and certain fees incurred at closing were written off and reflected in the income statement as an extraordinary loss, net of taxes.

4.   PRO FORMA RESULTS

     In March and April 1998, the Company acquired oil and gas properties for approximately $89.3 million. Accordingly, revenues and expenses from the properties have been included in the Company's statement of operations from the date of purchase. The unaudited pro forma results of the Company's operations, assuming the properties were acquired as of January 1 of each respective year is as follows (in thousands):

                                                            SIX MONTHS
                                                          ENDED JUNE 30,
                                                   ----------------------------
                                                     1998                1997
                                                   --------            --------
Pro Forma (Unaudited):
   Revenues                                        $ 13,592            $ 14,242
   Net loss before extraordinary item                (1,444)             (1,217)
   Net loss                                          (1,975)             (1,217)

5.    SUBSEQUENT EVENTS

     On July 22, 1998, the Securities and Exchange Commission ("SEC") declared the Company's Registration Statement effective pursuant to Section 8(a) of the Securities Act of 1933, as amended (the "Securities Act"). The Company's Series A Notes were offered and sold in a transaction exempt from registration under the Securities Act, subject to contractual registration rights (see Note 3). The Series A Notes can be exchanged for Series B Notes (which are the subject of the Registration Statement), the terms of which are substantially identical to the terms of the Series A Notes. The exchange offer expires August 31, 1998, unless extended.

     On July 31, 1998, the Company acquired all of the capital stock of two companies owning non-operating working interests in 132 productive wells on approximately 17,000 gross (500 net) acres primarily in the Lobo Trend located in Webb and Zapata Counties in Texas for $2.6 million. The working interest percentages range from 0.5% to 15%, with an average working interest of approximately 2.5% and an average net revenue interest of approximately 2.0%.

     On July 1, 1998, the shareholders of Michael Holdings, Inc. ("MHI"), the parent company and owner of all of the outstanding common stock of the Company, approved the Michael Holdings, Inc. 1998 Stock Option Plan. The Stock Option Plan will be available for grant to substantially all employees and directors of MHI and the Company. The Stock Option Plan will be administered by the Compensation Committee of the Board of Directors of MHI. A maximum of 194,000 shares of MHI common stock is available for grant under the Stock Option Plan. Effective August 1, 1998, the Company granted, at fair market value, a total of 69,650 shares to nineteen employees and directors of MHI and the Company.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed financial statements. For supplemental information, it is suggested that this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Amendment No. 2 to Form S-4 (the "Form S-4") filed with the Securities and Exchange Commission on July 20, 1998. The Form S-4 includes the Company's Audited Financial Statements and the Notes thereto for certain prior periods, as well as other relevant financial and operating information.

GENERAL

     The Company is an independent energy company engaged in the acquisition, development and production of oil and natural gas, principally in the Lobo Trend of South Texas. The Company began operations in 1983, and, since its inception, has increased its reserves and production as a result of acquisitions and development of its oil and natural gas properties. In August 1996, the Company consummated an acquisition of approximately 21,000 gross acres (12,700 net acres) in the Lobo Trend for a purchase price of approximately $15.3 million. In 1997, the Company participated in the drilling of 19 natural gas wells, completing 15 capable of commercial production (a success rate of 79%). In March and April 1998, the Company completed acquisitions adding approximately 51,000 gross acres (48,400 net acres) in the Lobo Trend for an aggregate purchase price of approximately $89.3 million. For the six months ended June 30, 1998, the Company participated in the drilling of 11 natural gas wells, two of which were completed as producers.

     From July 1, 1998 through August 12, 1998, the Company completed six natural gas wells and participated in the drilling of three additional wells.

     The Company utilizes the "successful efforts" method of accounting for its oil and natural gas activities as described in Note 1 of the Notes to the Financial Statements in the Form S-4.

RESULTS OF OPERATIONS

         The following table summarizes production volumes, average sale prices and operating revenues for the Company's oil and natural gas operations for the three and six-month periods ended June 30, 1998 and 1997:

                                           THREE MONTHS           SIX MONTHS
                                           ENDED JUNE 30         ENDED JUNE 30,
                                         -----------------     -----------------
                                          1998       1997       1998       1997
                                         ------     ------     ------     ------
Production volumes:
  Oil and condensate (MBlbs)                 23         13         35         17
  Natural gas (Mmcf)                      2,909        763      4,397      1,488

Average sales prices:
  Oil and condensate (per Bbl)           $11.22     $18.16     $12.39     $18.85
  Natural gas (per Mcf)                    2.12       2.05       2.11       2.24

Operating revenues ($ 000's):
  Oil and condensate                     $  261     $  230     $  437     $  314
  Natural gas                             6,176      1,568      9,260      3,334
                                         ------     ------     ------     ------
       Total                             $6,437     $1,798     $9,697     $3,648
                                         ======     ======     ======     ======

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

     Oil and natural gas revenues for the three months ended June 30, 1998 increased 258% to $6.44 million from $1.80 million for the three months ended June 30, 1997. Production volumes for natural gas for the second quarter ended June 30, 1998 increased 281% to 2,909 MMcf from 763 MMcf for the second quarter of 1997. Average natural gas prices increased 3% to $2.12 per Mcf for 1998 from $2.05 per Mcf for 1997. The increase in natural gas production was a result of the Company's 1998 acquisitions and new wells online resulting from the Company's drilling program.

     Oil and natural gas production costs for the three months ended June 30, 1998 increased 129% to $1.13 million from $491,000 for the three months ended June 30, 1997 primarily due to the increase in production. However, production costs per equivalent unit decreased to $.37 per Mcfe for the three-months ended June 30, 1998 from $.59 per Mcfe for the three-months June 30, 1997. The decrease on an equivalent basis was due to a reduction in workover costs and increased efficiencies in the Lobo Trend properties as a result of increased production and acquisition activities.

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended June 30, 1998 increased 334% to $3.15 million from $725,000 for the same period in 1997. The increase was due to increased production during 1998 resulting from the acquisitions and the new wells completed in 1998. In addition, a $705,000 impairment charge was taken in the three-months ended June 30, 1998 with no corresponding charge in the same period in 1997.

     General and administrative expenses for the three months ended June 30, 1998 increased 87% to $256,000 from $137,000 for the three months ended June 30, 1997 due to the salaries and related benefits for six new employees, plus increases in legal and professional fees in connection with the Senior Notes offerings.

     Interest expense, net of capitalized interest, for the three months ended June 30, 1998 increased 771% to $3.53 million from $405,000 for the same period in 1997. The increase was due to the higher level of outstanding debt for the three months ended June 30, 1998 compared to the same period of 1997. This was primarily due to the issuance of the Series A Notes during the three-months ended June 30, 1998.

     The extraordinary loss of $531,000 (net of the income tax benefit of $285,000) for the three months ended June 30, 1998 was due to an extinguishment of the T.E.P. Financing. No extraordinary items occurred in the three months ended June 30, 1997.

     The net loss for the three months ended June 30, 1998 was $1.51 million compared to net income of $33,000 for the three months ended June 30, 1997, primarily as a result of the factors discussed above.


COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

     Oil and natural gas revenues for the six months ended June 30, 1998 increased 166% to $9.70 million from $3.65 million for the six months ended June 30, 1997. Production volumes for natural gas for the six months ended June 30, 1998 increased 195% to 4,397 MMcf from 1,488 MMcf for the first six months of 1997. Average natural gas prices decreased 6% to $2.11 per Mcf for six months ended June 30, 1998 from $2.24 per Mcf for the same period in 1997. The increase in natural gas production was due to the Company's 1998 acquisitions and new wells online resulting from the Company's drilling program.

     Oil and natural gas production costs for the six months ended June 30, 1998 increased 75% to $1.6 million from $917,000 for the six months ended June 30, 1997 primarily due to the increase in production and acquisition activities. However, production costs per equivalent unit decreased to $.35 per Mcfe for the six months ended June 30, 1998 from $.58 per Mcfe for the six months ended June 30, 1997. The decrease on an equivalent basis was due to a reduction in workover costs and increased efficiencies in the Lobo Trend properties as a result of increased production.

     Depreciation, depletion and amortization ("DD&A") expense for the six months ended June 30, 1998 increased 163% to $4.50 million from $1.71 million for the same period in 1997. The increase was due to increased production during 1998 and acquisition activities, partially offset by a $705,000 impairment charge taken in the six months ended June 30, 1998 compared to a $238,000 impairment charge taken in the same period in 1997.

     General and administrative expenses increased 72% to $517,000 from $300,000 for the six months ended June 30, 1997 due to the addition of salaries and related benefits for six new employees, plus increases in legal and professional fees in connection with the Senior Notes offering.

     Interest expense, net of capitalized interest, for the six months ended June 30, 1998 increased 470% to $4.42 million from $775,000 for the same period in 1997. The increase was due to the higher level of outstanding debt for the three months ended June 30, 1998 compared to the same period of 1997. This was primarily due to the Series A Notes outstanding during the six months ended June 30, 1998.

     The extraordinary loss of $531,000 (net of the income tax benefit of $285,000) for the six months ended June 30, 1998 was due to an extinguishment of the T.E.P. Financing. No extraordinary items occurred in the six months ended June 30, 1997.

     The net loss for the six months ended June 30, 1998 was $1.31 million compared to a loss of $35,000 for the six months ended June 30, 1997, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1998, the Company completed the Series A Notes offering. Approximately $28 million of the net proceeds from the sale of the Series A Notes were used to repay indebtedness incurred under the T.E.P. Financing. Approximately $89.3 million of the net proceeds were used to fund acquisitions and the remaining balance to provide additional working capital for general corporate purposes. In May 1998, the Company entered into a new credit facility with Christiania Bank og KreditKasse as described under "Financing Arrangements" below. As of June 30, 1998 and August 12, 1998, no amounts had been drawn on the new credit facility. Substantially all of the Company's current indebtedness exists as a result of the Senior Notes outstanding.

     The Company had cash and cash equivalents at June 30, 1998 of $5.3 million, consisting primarily of short-term money market investments, compared to $782,000 at December 31, 1997. Working capital was $3.9 million at June 30, 1998 compared to a working capital deficit of $8.6 million at December 31, 1997.

     Cash flows provided by operating activities from the Company's operations were approximately $3.0 million and $2.4 million for the six months ended June 30, 1998 and 1997, respectively. The increase in operating cash flows for the six months ended June 30, 1998 over the same period in 1997 was primarily due to increased production, revenue and operating income as a result of 1998 acquisitions and the Company's drilling program.

     Cash flows used in investing activities by the Company were $97.6 million and $4.9 million for the six months ended June 30, 1998 and 1997, respectively. Property additions resulted primarily from the 1998 acquisitions and drilling and development activities described above. The increase in cash flows used in investing activities for the six months ended June 30, 1998 over the same period in 1997 resulted primarily from the acquisitions completed in March and April 1998 and an increase in the number of wells drilled during the period ended June 30, 1998. For the six months ended June 30, 1998, 11 wells were drilled, compared to 8 wells drilled for the same period in 1997.

     Cash flows provided by financing activities were $99.1 million and $3.0 million for the six months ended June 30, 1998 and 1997, respectively. The increase in the amount of cash flows provided by financing activities for the six months ended June 30, 1998 was primarily due to the net proceeds received from the $135 million offering of the Series A Notes, offset by the repayment of the indebtedness under the T.E.P Financing.

CAPITAL EXPENDITURES

     Capital expenditures for the first six months of 1998 totaled $97.59 million compared to $4.86 million in 1997.

     The Company has experienced and expects to continue to experience substantial working capital requirements due to the Company's development program. Capital expenditures for 1998 are estimated to be $26.0 million, exclusive of acquisitions discussed above. Substantially all of the capital expenditures will be used to fund drilling activities, property acquisitions and 3-D seismic surveys in the Company's project areas. The Company anticipates drilling 29 gross (25 net) wells in 1998. While the net proceeds from the offering of the Senior Notes, cash flows from operations and borrowings under the new credit facility should allow the Company to implement its present development drilling strategy, additional financing may be required in the future to fund the Company's further growth through acquisitions of additional properties. In addition, the Company's indebtedness contains certain negative and financial covenants which may limit the Company's capital expenditures. See "Financing Arrangements". In the event such capital resources are not available to the Company, future significant property acquisitions may be limited.

FINANCING ARRANGEMENTS

Credit Facility

         In May 1998, the Company entered into a five-year credit facility (the "Credit Facility") with Christiania Bank og KreditKasse ("Christiania") which provides a maximum loan totaling $50.0 million, subject to borrowing base limitations. The borrowing base will be determined semi-annually by Christiania based on the Company's proved oil and natural gas reserves (the initial borrowing base is $30 million). The maturity date of all indebtedness under the Credit Facility is May 28, 2002.

         The interest rate for borrowings under the Credit Facility are determined at either (i) the ABR rate, or (ii) the Eurodollar Rate plus 1.75%, at the election of the Company. The "ABR" rate is the higher of (i) Christiania Bank's prime rate then in effect, (ii) the secondary market rate then in effect for three-month certificates of deposit plus 1% or (iii) the federal funds rate then in effect plus 0.5%. Interest will generally be due on a quarterly basis. The Credit Facility is secured by substantially all of the oil and natural gas assets of the Company, including accounts receivable, equipment and gathering systems. The proceeds of the Credit Facility may be used to finance working capital needs and for general corporate purposes of the Company in the ordinary course of its business.

         The Credit Facility contains certain covenants by the Company, including (i) limitations on additional indebtedness and on guaranties by the Company except as permitted under the Credit Facility, (ii) limitations on additional investments except those permitted under the Credit Facility and
(iii) restrictions on dividends or distributions on or repurchases or redemptions of capital stock by the Company except for those involving repurchases of Michael Holdings, Inc. capital stock which may not exceed $500,000 in any fiscal year. In addition, the Credit Facility requires the Company to maintain and comply with certain financial covenants and ratios, including a minimum interest coverage ratio, a minimum current ratio and a covenant requiring that the Company's general and administrative expenses may not exceed 12.5% of the Company's gross revenues in a calendar year. As of August 12, 1998, the Company had no outstanding indebtedness under the Credit Facility.

Senior Notes

          The indenture governing the Senior Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, repurchase equity interests or make other Restricted Payments (as defined in the Indenture), create liens, enter into transactions with affiliates, sell assets or enter into certain mergers and consolidations. In the event of certain asset dispositions, the Company is required under certain circumstances to use the excess proceeds from such a disposition to offer to repurchase the Senior Notes (and other Senior Indebtedness for which an offer to repurchase is required to be concurrently made) having an aggregate principal amount equal to the excess proceeds at a purchase price equal to 100% of the principal amount of the New Notes, together with accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, to the date of repurchase (a "Net Proceeds Offer"). For additional information regarding the terms of the Senior Notes, see "Description of Notes" in the Form S-4.

HEDGING ACTIVITIES

         In an effort to achieve more predictable cash flows and earnings and reduce the effects of volatility of the price of oil and natural gas on the Company's operations, the Company has hedged in the past, and in the future expects to hedge oil and natural gas prices through the use of swap contracts, put options and costless collars. While the use of these hedging arrangements limits the downside-risk of adverse price movements, it also limits future gains from favorable movements. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues in the periods in which the related production occurs. The Company does not engage in hedging arrangements in which the production amounts are in excess of the Company's actual production.

         Although the Company's former hedging contracts in effect (incurred in connection with the T.E.P. Financing) were terminated on April 2, 1998, the Company has entered into additional hedging contracts. On April 7, 1998, the Company entered into a costless collar contract with a third party which provides a floor price of $2.25 per Mmbtu and ceiling price of $2.99 per Mmbtu. The collar hedges a monthly volume of 450,000 Mmbtu from May 1, 1998 through April 30, 1999. Any gas revenues over $2.99 per Mmbtu will be paid by the Company to the third party. Conversely, the third party agreed to pay the Company all revenues equal to the difference between $2.25 per Mmbtu, and any revenues under $2.25 per Mmbtu will be paid to the Company. In addition, on April 7, 1998, in a separate transaction with another third party, the Company purchased put options having a strike price of $2.25 per Mmbtu for approximately $230,000. The put options hedge a volume of 150,000 Mmbtu per month from May 1, 1998 to April 30, 1999. The fair value of the put option at June 30, 1998 was approximately $92,000. All prices are relative to the Houston Ship Channel Index.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOK STATEMENTS

         Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, all statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding the Company's business strategy, future governmental regulation, oil and natural gas reserves, future drilling and development opportunities and operations, future acquisitions, future production of oil and natural gas (and the prices thereof and the costs therefor), anticipated results of hedging activities, future capital expenditures and future net cash flows, are forward-looking statements and may contain certain information concerning financial results, economic conditions, trends and known uncertainties. Such statements reflect the Company's current views with respect to future events and financial performance, and involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of these various risks and uncertainties, including, without limitation, (i) factors such as natural gas price fluctuations and markets, uncertainties of estimates of reserves and future net revenues, competition in the oil and natural gas industry, risks associated with oil and natural gas operations, risks associated with future acquisitions, risks associated with the Company's future capital requirements and the availability of sources of capital and regulatory and environmental risks, (ii) adverse changes to the properties and leases acquired in 1998 or the failure of the Company to achieve the anticipated benefits of such acquisitions and (iii) adverse changes in the market for the Company's oil and natural gas production. For a more detailed description of these and certain other risks associated with the Company's operations, see "Risk Factors" in the Form S-4.

YEAR 2000 COMPLIANCE

         The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000 issue. The Company believes that all year 2000 problems in its internal information processing computer systems have been resolved and have not caused and will not cause disruption of its operations, or have a material adverse effect on its financial condition or results of operations. The Company is in the process of contacting and receiving verification of year 2000 issue compliance from its vendors, purchasers, suppliers, transporters of its production and its financial service providers. At this time, the Company does not anticipate any material disruption in its operations as a result of any year 2000 compliance issues, but will continue to monitor the situation with third parties.

EFFECTS OF INFLATION AND CHANGES IN PRICE

         The Company's results of operations and cash flows are affected by changes in oil and natural gas prices. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in the operating cost that the Company is required to bear for operations, as well as an increase (decrease) in revenues. Inflation has had only a minimal effect on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has in the past and will in the future enter into swap contracts, put options and costless collars in an effort to hedge oil and natural gas prices. For a description of the Company's hedging activities, see
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities."

         Because the Company is not yet required to provide disclosures otherwise mandated under Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission, the foregoing disclosures under this Item 3 do not and are not intended to comply with Item 305.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................   Not Applicable

Item 2.  Changes in Securities and Use of Proceeds............................................   None

         For a description of certain negative and financial covenants imposed by the Company's Credit Facility and the Senior Notes, see Item 2.
"Management's Discussion and Analysis of Financial Condition and Results of
Operations - Financing Arrangements."


Item 3.  Defaults upon Senior Securities......................................................   None

Item 4.  Submission of Matters to a Vote of Security Holders..................................   None

Item 5.  Other Information....................................................................   None

Item 6.  Exhibits and Reports on Form 8-K.....................................................   None

         (A) EXHIBITS. The following exhibits are filed as part of this report:

EXHIBIT NO.

          3.1 Articles of Incorporation of Michael Petroleum Corporation. (Exhibit 3.1 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          3.2      By-Laws of Michael Petroleum Corporation. (Exhibit
                   3.2 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No.
                   333-52263, is hereby incorporated by reference.)

          4.1 Purchase Agreement, dated as of April 30, 1998, by and among Michael Petroleum Corporation, Michael Holdings, Inc., Bear, Stearns & Co. Inc., Jefferies & Company, Inc. and Raymond James & Associates, Inc. (Exhibit 4.1 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          4.2 Indenture, dated as of April 2, 1998, between Michael Petroleum Corporation and State Street Bank and Trust Company, as Trustee. (Exhibit 4.2 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          4.3 Registration Rights Agreement dated March 30, 1998, by and among Michael Petroleum Corporation, Bear, Stearns & Co. Inc, Jefferies & Company, Inc. and Raymond James & Associates, Inc. (Exhibit 4.3 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.1     Michael Holdings, Inc. 1998 Stock Option Plan.
                   (Exhibit 10.1 to Michael Petroleum Corporation's Amendment No. 1 to the Registration Statement on Form S-4 filed June 26, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.2 Employment Agreement dated April 1, 1998 between Michael Petroleum Corporation and Glenn D. Hart. (Exhibit 10.2 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.3 Employment Agreement dated April 1, 1998 between Michael Petroleum Corporation and Michael G. Farmar. (Exhibit 10.3 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.4 Employment Agreement dated April 1, 1998 between Michael Petroleum Corporation and Jerry F. Holditch. (Exhibit 10.4 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.5 Purchase and Sale Agreement dated February 20, 1998 by and between Michael Petroleum Corporation and Conoco Inc. (Exhibit 10.5 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.6 Purchase and Sale Agreement dated February 5, 1998 by and between Michael Petroleum Corporation and Enron Oil and Gas Company. (Exhibit 10.6 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.7 Stock Purchase Warrant granted by Michael Holdings, Inc. to Cambrian Capital Partners, L.P., dated April 2, 1998. (Exhibit 10.7 to Michael Petroleum
                   Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.8 Form of Indemnification Agreement by and between Michael Petroleum Corporation and its directors. (Exhibit 10.8 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.9 Assets Agreement dated April 20, 1998 by and between Michael Petroleum Corporation and Mobil Exploration & Producing U.S. Inc. acting as Agent for Mobil Producing Texas & New Mexico Inc. (Exhibit 10.9 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.10 Oil and Gas Lease dated April 20, 1998 by and between Michael Petroleum Corporation and Mobil Producing Texas & New Mexico Inc. (Exhibit 10.10 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.11 Warrant to Purchase Shares of Common Stock granted by Michael Holdings, Inc. to Dale L. Schwartzhoff. (Exhibit 10.11 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.12 First Amended and Restated Shareholders Agreement of Michael Petroleum Corporation. (Exhibit 10.12 to Michael Petroleum Corporation's Registration
                   Statement on Form S-4 filed May 8, 1998, No.
                   333-52263, is hereby incorporated by reference.)

          10.13 Credit Agreement dated May 15, 1998 among Michael Petroleum Corporation, Christiania and the lenders named therein. (Exhibit 10.13 to Michael Petroleum Corporation's Amendment No. 1 to the Registration Statement on Form S-4 filed June 26, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.14 Master Commodity Swap Agreement dated May 15, 1998 between Christiania and Michael Petroleum Corporation. (Exhibit 10.14 to Michael Petroleum Corporation's Amendment No. 1 to the Registration Statement on Form S-4 filed June 26, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.15 General Terms and Conditions Agreement dated November 6, 1996 between Michael Petroleum Corporation and Upstream Energy Services, L.L.C. (Exhibit 10.15 to Michael Petroleum Corporation's Amendment No. 1 to the Registration Statement on Form S-4 filed June 26, 1998, No. 333-52263, is hereby incorporated by reference.)

          27.1*    Financial Data Schedule.

      *  Filed herewith





         (B)  Reports on Form 8-K during the quarter ended
                June 30, 1998............................................   None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MICHAEL PETROLEUM CORPORATION
                                             (REGISTRANT)



Date  August 13, 1998                   By  /s/ Glenn D. Hart
    -------------------                     ------------------------------------
                                            Glenn D. Hart
                                            Chief Executive Officerand Chairman
                                            of the Board


Date  August 13, 1998                   By  /s/ Michael G. Farmar
    -------------------                     ------------------------------------
                                            Michael G. Farmar
                                            President and Chief Operating
                                            Officer



Date  August 13, 1998                   By  /s/ Robert L. Swanson
    -------------------                     ------------------------------------
                                            Robert L. Swanson
                                            Vice President, Finance



Date  August 13, 1998                   By  /s/ Scott R. Sampsell
    -------------------                     ------------------------------------
                                            Scott R. Sampsell
                                            Vice President, Controller and
                                            Treasurer

                               INDEX TO EXHIBITS


EXHIBIT NO.                      DESCRIPTION

          3.1 Articles of Incorporation of Michael Petroleum Corporation. (Exhibit 3.1 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          3.2      By-Laws of Michael Petroleum Corporation. (Exhibit
                   3.2 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No.
                   333-52263, is hereby incorporated by reference.)

          4.1 Purchase Agreement, dated as of April 30, 1998, by and among Michael Petroleum Corporation, Michael Holdings, Inc., Bear, Stearns & Co. Inc., Jefferies & Company, Inc. and Raymond James & Associates, Inc. (Exhibit 4.1 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          4.2 Indenture, dated as of April 2, 1998, between Michael Petroleum Corporation and State Street Bank and Trust Company, as Trustee. (Exhibit 4.2 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          4.3 Registration Rights Agreement dated March 30, 1998, by and among Michael Petroleum Corporation, Bear, Stearns & Co. Inc, Jefferies & Company, Inc. and Raymond James & Associates, Inc. (Exhibit 4.3 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.1     Michael Holdings, Inc. 1998 Stock Option Plan.
                   (Exhibit 10.1 to Michael Petroleum Corporation's Amendment No. 1 to the Registration Statement on Form S-4 filed June 26, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.2 Employment Agreement dated April 1, 1998 between Michael Petroleum Corporation and Glenn D. Hart. (Exhibit 10.2 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.3 Employment Agreement dated April 1, 1998 between Michael Petroleum Corporation and Michael G. Farmar. (Exhibit 10.3 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.4 Employment Agreement dated April 1, 1998 between Michael Petroleum Corporation and Jerry F. Holditch. (Exhibit 10.4 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.5 Purchase and Sale Agreement dated February 20, 1998 by and between Michael Petroleum Corporation and Conoco Inc. (Exhibit 10.5 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.6 Purchase and Sale Agreement dated February 5, 1998 by and between Michael Petroleum Corporation and Enron Oil and Gas Company. (Exhibit 10.6 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.7 Stock Purchase Warrant granted by Michael Holdings, Inc. to Cambrian Capital Partners, L.P., dated April 2, 1998. (Exhibit 10.7 to Michael Petroleum
                   Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.8 Form of Indemnification Agreement by and between Michael Petroleum Corporation and its directors. (Exhibit 10.8 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.9 Assets Agreement dated April 20, 1998 by and between Michael Petroleum Corporation and Mobil Exploration & Producing U.S. Inc. acting as Agent for Mobil Producing Texas & New Mexico Inc. (Exhibit 10.9 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.10 Oil and Gas Lease dated April 20, 1998 by and between Michael Petroleum Corporation and Mobil Producing Texas & New Mexico Inc. (Exhibit 10.10 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.11 Warrant to Purchase Shares of Common Stock granted by Michael Holdings, Inc. to Dale L. Schwartzhoff. (Exhibit 10.11 to Michael Petroleum Corporation's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.12 First Amended and Restated Shareholders Agreement of Michael Petroleum Corporation. (Exhibit 10.12 to Michael Petroleum Corporation's Registration
                   Statement on Form S-4 filed May 8, 1998, No.
                   333-52263, is hereby incorporated by reference.)

          10.13 Credit Agreement dated May 15, 1998 among Michael Petroleum Corporation, Christiania and the lenders named therein. (Exhibit 10.13 to Michael Petroleum Corporation's Amendment No. 1 to the Registration Statement on Form S-4 filed June 26, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.14 Master Commodity Swap Agreement dated May 15, 1998 between Christiania and Michael Petroleum Corporation. (Exhibit 10.14 to Michael Petroleum Corporation's Amendment No. 1 to the Registration Statement on Form S-4 filed June 26, 1998, No. 333-52263, is hereby incorporated by reference.)

          10.15 General Terms and Conditions Agreement dated November 6, 1996 between Michael Petroleum Corporation and Upstream Energy Services, L.L.C. (Exhibit 10.15 to Michael Petroleum Corporation's Amendment No. 1 to the Registration Statement on Form S-4 filed June 26, 1998, No. 333-52263, is hereby incorporated by reference.)

          27.1*    Financial Data Schedule.




       *  Filed herewith