Form 10-Q
period 1998-09-30
MICHAEL PETROLEUM CORP
filed 1998-11-12
CIK 1061299

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended SEPTEMBER 30, 1998


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


                               Yes [X*]  No [ ]


* The registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 (pursuant to Section 15(d) thereunder) effective on July 22, 1998.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 11, 1998, there were 10,000 shares of the Registrant's Common Stock, par value $0.10 per share, outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        MICHAEL PETROLEUM CORPORATION

                                BALANCE SHEETS
                          (In thousands of dollars)

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                       1998               1997
                                                    -------------     ------------
                                                    (UNAUDITED)
ASSETS

 Current assets:
      Cash and cash equivalents                      $   9,044         $    782
      Accounts receivable                                8,805            4,472
      Prepaid expenses and other                         4,604                1
                                                     ---------         --------
                Total current assets                    22,453            5,255
 Oil and gas properties, (successful efforts
   method) at cost                                     143,838           34,977
 Less: accumulated depreciation, depletion and
   amortization                                        (15,386)          (6,966)
                                                     ---------         --------
                                                       128,452           28,011
 Other assets                                            5,883              351
                                                     ---------         --------

                TOTAL ASSETS                         $ 156,788         $ 33,617
                                                     ---------         --------
                                                     ---------         --------

LIABILITIES AND STOCKHOLDER'S DEFICIT

 Current liabilities:
      Accounts payable                               $   8,924         $  5,502
      Accrued liabilities                               11,897              298
      Current portion of long-term debt                     59            8,056
                                                     ---------         --------
                Total current liabilities               20,880           13,856
 Long-term debt                                        140,793           19,885
 Deferred income taxes                                     115            1,791
                                                     ---------         --------
                Total liabilities                      161,788           35,532

 Commitments and contingencies

 Stockholder's deficit:
      Preferred stock ($.10 par value,
        50,000,000 shares authorized, no
        shares issued)
      Common stock ($.10 par value,
        100,000,000 shares authorized,
        10,000 shares issued)                                1                1
      Additional paid-in capital                           610              610
      Accumulated deficit                               (5,611)          (2,526)
                                                     ---------         --------
      Total stockholder's deficit                       (5,000)          (1,915)
                                                     ---------         --------

 TOTAL LIABILITIES AND STOCKHOLDER S DEFICIT         $ 156,788         $ 33,617
                                                     ---------         --------
                                                     ---------         --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           MICHAEL PETROLEUM CORPORATION

                              STATEMENTS OF OPERATIONS
                             (IN THOUSANDS OF DOLLARS)
                                    (UNAUDITED)

                                        THREE MONTHS              NINE MONTHS
                                     ENDED SEPTEMBER 30       ENDED SEPTEMBER 30,
                                    -------------------       -------------------
                                      1998       1997           1998       1997
                                    --------   --------       --------   --------
 Revenues:
    Oil and natural gas sales       $ 6,749     $1,936        $16,446   $ 5,584

 Operating expenses:
    Production costs                  1,233        557          2,833     1,474
    Exploration                          39          -            118        24
    Depreciation, depletion and
      amortization                    3,921        847          8,420     2,558
    General and administrative          294        244            811       544
                                    -------     ------        -------    ------
                                      5,487      1,648         12,182     4,600
                                    -------     ------        -------    ------

 Operating income                     1,262        288          4,264       984
                                    -------     ------        -------    ------

 Other income (expense):
    Interest income and other            61         10            275        35

    Interest expense                 (4,052)      (575)        (8,469)   (1,350)
                                    -------     ------        -------    ------

                                     (3,991)      (565)        (8,194)   (1,315)
                                    -------     ------        -------    ------

 Loss before income taxes and
   extraordinary item                (2,729)      (277)        (3,930)     (331)
 Benefit for income taxes before
   extraordinary item                   955         97          1,376       116
                                    -------     ------        -------    ------
                                    -------     ------        -------    ------

 Loss before extraordinary item      (1,774)      (180)        (2,554)     (215)
                                    -------     ------        -------    ------

 Extraordinary item -
   extinguishment of T.E.P.
   Financing, net of tax of $285          -          -          (531)         -
                                    -------     ------        -------    ------
 Net loss                           $(1,774)    $ (180)      $(3,085)   $  (215)
                                    -------     ------        -------    ------
                                    -------     ------        -------    ------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                        MICHAEL PETROLEUM CORPORATION
                           STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                ----------------------
                                                                  1998          1997
                                                                --------      --------
 Cash flows from operating activities:
      Net loss                                                 $  (3,085)     $   (215)
 Adjustments to reconcile net loss to
      Net cash provided by operating activities:
      Depreciation, depletion and amortization                     8,420         2,558
      Gain on sale of oil and natural gas properties                 (50)            -
      Abandonment of oil and natural gas properties                   35             -
      Deferred income taxes                                       (1,376)         (116)
      Extraordinary item - extinguishment of T.E.P.
        financing, net of taxes                                      470             -
      Amortization of debt issuance costs                            414             -
      Amortization of deferred loss on early termination
        of commodity swap agreement                                  464             -
      Amortization of discount of debt                               146            98
      Changes in operating assets and liabilities:
           Accounts receivable                                    (4,333)         (601)
           Prepaid expenses and other                             (2,021)           90
           Accounts payable                                        3,423         1,691
           Accrued liabilities                                     7,855           (60)
                                                               ---------      --------
 Net cash provided by operating
   Activities                                                     10,362         3,445
                                                               ---------      --------
 Cash flows from investing activities:
   Additions to oil and natural gas properties                   (99,002)      (13,268)
   Proceeds from sale of oil and natural gas properties              150             -
   Prepaid natural gas contract as consideration for non-
     producing oil and gas properties                             (9,994)            -
                                                               ---------      --------
 Net cash used in investing activities                          (108,846)      (13,268)
                                                               ---------      --------
 Cash flows from financing activities:
      Proceeds from long-term debt                               141,603        12,162
      Payments on long-term debt                                 (29,305)       (2,068)
      Additions to deferred loan costs                            (5,552)          (26)
                                                               ---------      --------
 Net cash provided by financing activities                       106,746        10,068
                                                               ---------      --------
 Net increase in cash and cash equivalents                         8,262           245
 Cash and cash equivalents, beginning of period                      782         1,182
                                                               ---------      --------
 Cash and cash equivalents, end of period                      $   9,044      $  1,427
                                                               ---------      --------
                                                               ---------      --------
 Non-cash transaction:
      Non-producing properties acquired through
        Delivery of natural gas                                $   3,743             -

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

    The Company recorded impairment losses of $1,430,000 and $238,000 for the nine months ended September 30, 1998 and 1997, respectively, which is included in depreciation, depletion and amortization (DD&A). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    On July 22, 1998, the Securities and Exchange Commission ("SEC") declared the Company's Registration Statement effective pursuant to Section 8(a) of the Securities Act of 1933, as amended (the "Securities Act"). The Company's Series A Notes had been offered and sold in a transaction exempt from registration under the Securities Act, subject to contractual registration rights. As of September 4, 1998, all of the Series A Notes had been exchanged for Series B Notes (which were the subject of the Registration Statement), the terms of which are substantially identical to the terms of the Series A Notes.

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

                                                          NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                    ----------------------
                                                      1998          1997
                                                    --------      --------
       Pro Forma (Unaudited):
            Revenues                                $ 20,341      $ 21,584
            Net loss before extraordinary item        (3,218)       (1,839)
            Net loss                                  (3,749)       (1,839)

5.  STOCK OPTION PLAN

    On July 1, 1998, the shareholders of Michael Holdings, Inc. ("MHI"), the parent company and owner of all of the outstanding common stock of the Company, approved the Michael Holdings, Inc. 1998 Stock Option Plan. The Stock Option Plan is available for grants to substantially all employees and directors of MHI. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors of MHI. A maximum of 194,000 shares of MHI common stock is available for grant under the Stock Option Plan. As of September 30, 1998, the Company granted, at exercise prices equal to the fair market value per share, options covering a total of 71,150 shares to twenty employees and directors of MHI.

6.  YEAR 2000 COMPLIANCE

    The Company has begun making necessary modifications to its computer systems in preparation for the year 2000. As of September 30, 1998, the Company has incurred a total cost of less than $10,000, which has been expensed. The impact of failing to identify and correct this problem could be significant to the Company's ability to operate and report results, as well as potentially exposing the Company to third party litigation. See
    Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance".

7.  SUBSEQUENT EVENTS

    On November 4, 1998, the Company entered into a costless collar contract with a third party which provides a floor price of $2.15 per MMbtu and ceiling price of $2.38 per MMbtu. The collar hedges a monthly volume of 300,000 MMbtu from May 1, 1999 through April 30, 2000. Any gas revenues over $2.38 per MMbtu will be paid by the Company to the third party. Conversely, the third party agreed to pay the Company all revenues below $2.15 per MMbtu.

    On November 4, 1998, in a separate transaction with another third party, the Company entered into a costless collar contract which provides a floor price of $2.15 per MMbtu and ceiling price of $2.36 per MMbtu. The collar hedges a monthly volume of 150,000 MMbtu from May 1, 1999 through Arpil 30, 2000. Any gas revenues over $2.36 per MMbtu will be paid by the Company to the third party. Conversely, the third party agreed to pay the Company all revenues below $2.15 per MMbtu.

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

GENERAL

    The Company is an independent energy company engaged in the acquisition, development and production of oil and natural gas, principally in the Lobo Trend of South Texas. The Company began operations in 1983, and, since its inception, has increased its reserves and production as a result of acquisitions and development of its oil and natural gas properties. In August 1996, the Company consummated an acquisition of approximately 21,000 gross acres (12,700 net acres) in the Lobo Trend for a purchase price of approximately $15.3 million. In 1997, the Company participated in the drilling of 19 natural gas wells, completing 15 capable of commercial production (a success rate of 79%). In March and April 1998, the Company completed acquisitions adding approximately 51,000 gross acres (48,400 net acres) in the Lobo Trend for an aggregate purchase price of approximately $89.3 million. For the nine months ended September 30, 1998, the Company participated in the drilling of 19 gross (14 net) natural gas wells, 15 gross (10 net) of which were completed as productive wells.

     From October 1, 1998 through November 11, 1998, the Company participated in the drilling of 5 gross (4 net) natural gas wells of which one has been completed, three are in the process of being completed, and one was a dry hole.

     The Company utilizes the "successful efforts" method of accounting for its oil and natural gas activities as described in Note 1 of the Financial Statements in the Registration Statement.

RESULTS OF OPERATIONS

     The following table summarizes production volumes, average sale prices and operating revenues for the Company's oil and natural gas operations for the three and nine-month periods ended September 30, 1998 and 1997:

                                       THREE MONTHS              NINE MONTHS
                                    ENDED SEPTEMBER 30        ENDED SEPTEMBER 30,
                                    ------------------        -------------------
                                      1998      1997            1998       1997
                                    --------  --------        --------   --------
 Production volumes:
      Oil and condensate (MBlbs)         18         3              53         20
      Natural gas (Mmcf)              3,186       895           7,583      2,383

 Average sales prices:
      Oil and condensate (per Bbl)  $ 10.73   $ 19.69        $  11.89    $ 18.68
      Natural gas (per Mcf)            2.06      2.09            2.09       2.18

 Operating revenues ($ 000's):
      Oil and condensate            $   193   $    68        $    630    $   382
      Natural gas                     6,556     1,868          15,816      5,202
                                    -------   -------        --------    -------
                Total               $ 6,749   $ 1,936        $ 16,446    $ 5,584
                                    -------   -------        --------    -------
                                    -------   -------        --------    -------

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

     Oil and natural gas revenues for the three months ended September 30, 1998 increased 248% to $6.75 million from $1.94 million for the three months ended September 30, 1997. Production volumes for natural gas for the third quarter ended September 30, 1998 increased 256% to 3,186 MMcf from 895 MMcf for the third quarter of 1997. Average natural gas prices decreased 1% to $2.06 per Mcf for 1998 from $2.09 per Mcf for 1997. The increase in natural gas production was a result of the Company's 1998 acquisitions and new wells on line resulting from the Company's drilling program.

     Oil and natural gas production costs for the three months ended September 30, 1998 increased 121% to $1,233,000 from $557,000 for the three months ended September 30, 1997 primarily due to the increase in production. However, production costs per equivalent unit decreased to $0.37 per Mcfe for the three-months ended September 30, 1998 from $0.61 per Mcfe for the three months September 30, 1997. The decrease on an equivalent basis was due to a reduction in workover costs and increased efficiencies in the Lobo Trend properties as a result of increased production and acquisition activities.

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended September 30, 1998 increased 364% to $3.92 million from $847,000 for the same period in 1997. The increase was due to increased production during 1998 resulting from the acquisitions and the new wells completed in 1998. In addition, a $725,000 impairment charge was taken in the three months ended September 30, 1998 with no corresponding charge in the same period in 1997. The impairment charges in 1998 were primarily due to development dry holes drilled on oil and gas leases that incurred a reduction in the estimated proven reserves.

     General and administrative expenses for the three months ended September 30, 1998 increased 21% to $294,000 from $244,000 for the three months ended September 30, 1997 due to salaries and related benefits for six new employees, plus increases in legal and professional fees in connection with the Senior Notes offerings.

     Interest expense, net of capitalized interest, for the three months ended September 30, 1998 increased 604% to $4.05 million from $575,000 for the same period in 1997. The increase was due to the higher level of outstanding debt for the three months ended September 30, 1998 compared to the same period of 1997.

     The net loss for the three months ended September 30, 1998 was $1.77 million compared to net loss of $180,000 for the three months ended September 30, 1997, primarily as a result of the factors discussed above.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

     Oil and natural gas revenues for the nine months ended September 30, 1998 increased 195% to $16.45 million from $5.58 million for the nine months ended September 30, 1997. Production volumes for natural gas for the nine months ended September 30, 1998 increased 218% to 7,583 MMcf from 2,383 MMcf for the first nine months of 1997. Average natural gas prices decreased 4% to $2.09 per Mcf for nine months ended September 30, 1998 from $2.18 per Mcf for the same period in 1997. The increase in natural gas production was due to the Company's 1998 acquisitions and new wells on line resulting from the Company's drilling program.

     Oil and natural gas production costs for the nine months ended September 30, 1998 increased 93% to $2.83 million from $1.47 million for the nine months ended September 30, 1997 primarily due to the increase in production and acquisition activities. However, production costs per equivalent unit decreased to $.36 per Mcfe for the nine months ended September 30, 1998 from $.59 per Mcfe for the nine months ended September 30, 1997. The decrease on an equivalent basis was due to a reduction in workover costs and increased efficiencies in the Lobo Trend properties as a result of increased production.

     Depreciation, depletion and amortization ("DD&A") expense for the nine months ended September 30, 1998 increased 229% to $8.42 million from $2.56 million for the same period in 1997. The increase was due to increased production during 1998 and acquisition activities, partially offset by $1,430,000 of impairment charges taken in the nine months ended September 30, 1998 compared to a $238,000 impairment charge taken in the same period in 1997. The impairment charges in 1998 were primarily due to development dry holes drilled on oil and gas leases that incurred a reduction in the estimated proven reserves.

     General and administrative expenses increased 49% to $811,000 from $544,000 for the nine months ended September 30, 1997 due to the addition of salaries and related benefits for six new employees, plus increases in legal and professional fees.

     Interest expense, net of capitalized interest, for the nine months ended September 30, 1998 increased 527% to $8.47 million from $1.35 million for the same period in 1997. The increase was due to the higher level of outstanding debt for the nine months ended September 30, 1998 compared to the same period of 1997.

     The extraordinary loss of $531,000 (net of the income tax benefit of $285,000) for the nine months ended September 30, 1998 was due to an extinguishment of the T.E.P. Financing. No extraordinary items occurred in the nine months ended September 30, 1997.

     The net loss for the nine months ended September 30, 1998 was $3.09 million compared to a loss of $215,000 for the nine months ended September 30, 1997, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1998, the Company completed the Senior Notes offering of $135 million. Approximately $28 million of the net proceeds from the sale of the Series A Notes were used to repay indebtedness incurred under the T.E.P. Financing. Approximately $89.3 million of the net proceeds were used to fund acquisitions and the remaining balance to provide additional working capital for general corporate purposes. In May 1998, the Company entered into a new credit facility with Christiania Bank og KreditKasse as described under "Financing Arrangements" below. As of September 30, 1998 and November 10, 1998, $8 million and $10 million, respectfully, had been drawn on the new credit facility. The large majority of the Company's current indebtedness exists as a result of the Senior Notes outstanding.

     The Company had cash and cash equivalents at September 30, 1998 of $9.04 million, consisting primarily of short-term money market investments, compared to $782,000 at December 31, 1997. Working capital was $1.57 million at September 30, 1998 compared to a working capital deficit of $8.60 million at December 31, 1997.

     Cash flows provided by operating activities from the Company's operations were approximately $10.36 million and $3.45 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in operating cash flows for the nine months ended September 30, 1998 over the same period in 1997 was primarily due to increased production, revenue and operating income as a result of 1998 acquisitions and the Company's drilling program.

     Cash flows used in investing activities by the Company were $108.85 million and $13.27 million for the nine months ended September 30, 1998 and 1997, respectively. Property additions resulted primarily from the 1998 acquisitions and drilling and development activities described above.

     Cash flows provided by financing activities were $106.75 million and $10.07 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in the amount of cash flows provided by financing activities for the nine months ended September 30, 1998 was primarily due to the net proceeds received from the $135 million offering of the Series A Notes, offset by the repayment of the indebtedness under the T.E.P Financing.

CAPITAL EXPENDITURES

     Capital expenditures for the first nine months of 1998 totaled $108.85 million compared to $13.27 million in 1997.

     The Company has experienced and expects to continue to experience substantial working capital requirements due to the Company's development program. Capital expenditures for 1998 are estimated to be $25.0 million, exclusive of acquisitions discussed above. Substantially all of the capital expenditures will be used to fund drilling activities, property acquisitions and 3-D seismic surveys in the Company's project areas. The Company anticipates drilling 34 gross (22 net) wells in 1998. While the net proceeds from the offering of the Senior Notes, cash flows from operations and borrowings under the new credit facility should allow the Company to implement its present development drilling strategy, additional financing may be required in the future to fund the Company's further growth through acquisitions of additional properties. In addition, the Company's indebtedness contains certain negative and financial covenants which may limit the Company's capital expenditures. See "Financing Arrangements". In the event such capital resources are not available to the Company, future significant property acquisitions and development may be limited.

FINANCING ARRANGEMENTS

CREDIT FACILITY

     In May 1998, the Company entered into a five-year credit facility (the "Credit Facility") with Christiania Bank og KreditKasse ("Christiania") which provides maximum loan amounts totaling $50.0 million, subject to borrowing base limitations. The borrowing base will be redetermined quarterly by Christiania based on the Company's proved oil and natural gas reserves beginning at March 31, 1999. Although the initial borrowing base was $30 million, effective November 9, 1998, the borrowing base was increased by $5 million to a total of $35 million. The maturity date of all indebtedness under the Credit Facility is May 28, 2002.

     The interest rate for borrowings under the Credit Facility are determined at either (i) the ABR rate, or (ii) the Eurodollar Rate plus 1.75%, at the election of the Company. The "ABR" rate is the higher of (i) Christiania Bank's prime rate then in effect, (ii) the secondary market rate for three-month certificates of deposit plus 1% or (iii) the federal funds rate then in effect plus 0.5%. Interest will generally be due on a quarterly basis. The Credit Facility is secured by substantially all of the oil and natural gas assets of the Company, including accounts receivable, equipment and gathering systems. The proceeds of the Credit Facility may be used to finance working capital needs and for general corporate purposes of the Company in the ordinary course of its business.

     The Credit Facility contains certain covenants by the Company, including
(i) limitations on additional indebtedness and on guaranties by the Company except as permitted under the Credit Facility, (ii) limitations on additional investments except those permitted under the Credit Facility and (iii) restrictions on dividends or distributions on or repurchases or redemptions of capital stock by the Company except for those involving repurchases of Michael Holdings, Inc. capital stock which may not exceed $500,000 in any fiscal year. In addition, the Credit Facility requires the Company to maintain and comply with certain financial covenants and ratios, including a minimum interest coverage ratio, a minimum current ratio and a covenant requiring that the Company's general and administrative expenses may not exceed 12.5% of the Company's gross revenues in a calendar year. As of November 10, 1998, the Company had a total of $25 million available for borrowing and $10 million outstanding indebtedness under the Credit Facility. In addition, effective March 31, 1999, the borrowing base will be reduced by $2.6 million per quarter. However, the borrowing base is subject to retermination on a semi-annual basis, commencing effective as of October 31, 1998.

SENIOR NOTES

     The indenture governing the Senior Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, repurchase equity interests or make other Restricted Payments (as defined in the Indenture), create liens, enter into transactions with affiliates, sell assets or enter into certain mergers and consolidations. In the event of certain asset dispositions, the Company is required under certain circumstances to use the excess proceeds from such a disposition to offer to repurchase the Senior Notes (and other Senior Indebtedness for which an offer to repurchase is required to be concurrently made) having an aggregate principal amount equal to the excess proceeds at a purchase price equal to 100% of the principal amount of the New Notes, together with accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, to the date of repurchase (a "Net Proceeds Offer"). For additional information regarding the terms of the Senior Notes, see "Description of Notes" in the Registration Statement.

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

     On April 7, 1998, the Company entered into a costless collar contract with a third party which provides a floor price of $2.25 per Mmbtu and ceiling price of $2.99 per MMbtu. The collar hedges a monthly volume of 450,000 MMbtu from May 1, 1998 through April 30, 1999. Any gas revenues over $2.99 per MMbtu will be paid by the Company to the third party. Conversely, the third party agreed to pay the Company all revenues below $2.25 per MMbtu.
 In addition, on April 7, 1998, in a separate transaction with another third party, the Company purchased put options having a strike price of $2.25 per MMbtu for approximately $230,000. The put options hedge a volume of 150,000 Mmbtu per month from May 1, 1998 to April 30, 1999. The fair value of the put option and costless collar at September 30, 1998 was approximately $1.02 million. All prices are relative to the Houston Ship Channel Index.

     Effective on November 4, 1998, the Company entered into a costless collar contract with a third party which provides a floor price of $2.15 per MMbtu and ceiling price of $2.38 per MMbtu. The collar hedges a monthly volume of 300,000 MMbtu from May 1, 1999 through April 30, 2000. Any gas revenues over $2.38 per MMbtu will be paid by the Company to the third party. Conversely, the third party agreed to pay the Company all revenues equal to the difference between $2.15 per MMbtu, and any revenues under $2.15 per MMbtu will be paid to the Company. In addition, in a separate transaction with another third party, effective November 4, 1998, the Company entered into a costless collar contract which provides a floor price of $2.15 per MMbtu and ceiling price of $2.36 per MMbtu. The collar hedges a monthly volume of 150,000 MMbtu from May 1, 1999 through April 30, 2000. Any gas revenues over $2.36 per MMbtu will be paid by the Company to the third party. Conversely, the third party agreed to pay the Company all revenues below $2.15 per MMbtu.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

      Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains projections and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, all statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding the Company's business strategy, future governmental regulation, oil and natural gas reserves, future drilling and development opportunities and operations, future acquisitions, future production of oil and natural gas (and the prices thereof and the costs therefor), anticipated results of hedging activities, future capital expenditures, and Year 2000 compliance issues, and future net cash flows, are forward-looking statements and may contain certain information concerning financial results, economic conditions, trends and known uncertainties. Such statements reflect the Company's current views with respect to future events and financial performance, and involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of these various risks and uncertainties, including, without limitation, (i) factors such as natural gas price fluctuations and markets, uncertainties of estimates of reserves and future net revenues, competition in the oil and natural gas industry, risks associated with oil and natural gas operations, risks associated with future acquisitions, risks associated with the Company's future capital requirements and the availability of sources of capital and regulatory and environmental risks,
(ii) adverse changes to the properties and leases acquired in 1998 or the failure of the Company to achieve the anticipated benefits of such acquisitions, (iii) the extent of "Year 2000" compliance by the Company's suppliers and customers and the Company's information and embedded technologies, and (iv) adverse changes in the market for the Company's oil and natural gas production. For a more detailed description of these and certain other risks associated with the Company's operations, see "Risk Factors" in the Registration Statement.

YEAR 2000 COMPLIANCE

      Many computer systems have been designed using software that processes transactions using two digits to represent the year. This type of software will generally require modifications to function properly with dates after December 31, 1999. The same issue applies to microprocessors embedded in machinery and equipment, such as gas compressors and pipeline meters. The impact of failing to identify and correct this problem could be significant to the Company's ability to operate and report results, as well as potentially exposing the Company to third party liability.

      The Company has begun making necessary modifications to its internal information computer system in preparation for the Year 2000. The Company estimates that its Year 2000 project will be completed by March 1999, and currently believes that the total related costs will be approximately $30,000, funded by cash from operations or short term borrowings, when completed in March 1999. Actual costs to date are less than $10,000.

      The Company anticipates it will begin reviewing the Year 2000 compliance status of field equipment, including compressor stations, gas control systems and data logging equipment, during the fourth quarter of 1998 and expects to complete this review by March 1999.

      Additionally, the Company is in the process of contacting its significant customers and suppliers in order to determine the Company's exposure to their potential failure to become Year 2000 compliant. Although the Company is not aware of any Year 2000 compliance problems with any of its customers or suppliers, there can be no guarantee that the systems of these companies will operate without interruption in the new millennium.

      The Company has designated personnel responsible to not only identify and respond to these issues, but also to develop a contingency plan in the event that a problem arises after the turn of the century. Management expects the contingency plan to be substantially complete by mid 1999. At this time, while no assurances can be given, the Company does not anticipate that the arrival of the Year 2000 will materially impact its financial position results of operations, or cash flows.

      Project costs and timetable for Year 2000 compliance are based on management's best estimates. In developing these estimates, assumptions were made regarding future events including, among other things, the availability of certain resources and the continued cooperation of the Company's customers and suppliers. Actual costs and timing may differ from management's estimates due to unexpected difficulties in obtaining trained personnel, locating and correcting relevant computer code and other factors.

EFFECTS OF INFLATION AND CHANGES IN PRICE

      The Company's results of operations and cash flows are affected by changes in oil and natural gas prices. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in the operating costs that the Company is required to bear for operations, as well as an increase (decrease) in revenues. Inflation has had only a minimal effect on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has in the past and expects in the future to enter into swap contracts, put options and costless collars in an effort to hedge oil and natural gas prices. For a description of the Company's hedging activities, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities."

      Because the Company is not yet required to provide disclosures otherwise mandated under Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission, the foregoing disclosures under this Item 3 do not and are not intended to comply with Item 305.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . Not Applicable

Item 2.   Changes in Securities and Use of Proceeds. . . . . . Not Applicable

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.   Other Information. . . . . . . . . . . . . . . . . . Not Applicable

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . Not Applicable

          (A) EXHIBITS. The following exhibits are filed as part of this report:

EXHIBIT NO.
-----------
   27.1*     Financial Data Schedule.

----------
* Filed herewith


     (B)  Reports on Form 8-K during the quarter ended
          September 30, 1998 . . . . . . . . . . . . . . . . . None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MICHAEL PETROLEUM CORPORATION
                                                      (REGISTRANT)


Date                                         By
     -----------------                          ----------------------------
                                                Glenn D. Hart
                                                Chief Executive Officer and
                                                 Chairman of the Board


Date                                         By
     -----------------                          ----------------------------
                                                Michael G. Farmar
                                                President and Chief Operating
                                                 Officer


Date                                         By
     -----------------                          ----------------------------
                                                Robert L. Swanson
                                                Vice President, Finance


Date                                         By
     -----------------                          ----------------------------
                                                Scott R. Sampsell
                                                Vice President, Controller and
                                                Treasurer