Form 10-K405
period 1998-12-31
MICHAEL PETROLEUM CORP
filed 1999-04-02
CIK 1061299

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

                      COMMISSION FILE NUMBER: 333-52263*

                        MICHAEL PETROLEUM CORPORATION
            (Exact name of registrant as specified in its charter)

                                     TEXAS
        (State or Other Jurisdiction of Incorporation or Organization)

                                  76-0510239
                     (I.R.S. Employer Identification No.)

                      13101 NORTHWEST FREEWAY, SUITE 320,
                             HOUSTON, TEXAS 77040
          (Address of principal executive offices including zip code)

                               (713) 895-0909
              (Registrant's telephone number including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:
                                                    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X
                                         ---
     As of March 29, 1999, there were 10,000 shares of Michael Petroleum Corporation Common Stock, $0.10 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None

         * The Commission File Number refers to a Form S-4 Registration Statement filed by the Registrant under the Securities Act of 1933 which was declared effective on July 22, 1998.

TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Item 1.  Business
           The Company......................................................  3
           Developments in 1998.............................................  3
           Market Factors...................................................  6
           Competition......................................................  6
           Governmental Regulation..........................................  7
           Abandonment Costs................................................ 10
           Operating Hazards and Insurance.................................. 10
           Employees........................................................ 10
Item 2.  Properties......................................................... 10
           Oil and Natural Gas Reserves..................................... 10
Item 3.  Legal Proceedings.................................................. 15
Item 4.  Submission of Matters to a Vote of Security Holders................ 15
Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................. 15
Item 6.  Selected Consolidated Financial Data............................... 15
Item 7.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition.......................................... 16
             General........................................................ 16
             Results of Operations.......................................... 16
             Liquidity and Capital Resources................................ 18
Item 7A  Quantitative and Qualitative Disclosures About Market Risk......... 29
Item 8.  Financial Statements............................................... 30
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 50
Item 10. Directors and Executive Officers of the Registrant................. 50
Item 11. Executive Compensation............................................. 51
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 53
Item 13. Certain Relationships and Related Transactions..................... 53
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 54

PRELIMINARY NOTE: The statements regarding future financial performance and results and oil and natural gas prices and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices of natural gas and oil, results for future drilling and marketing activity, the need for and availability of capital, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See Item 7. "Management's Discussion and Analysis of Results of Operations--Cautionary Statements Regarding Forward-Looking Information."

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Michael Petroleum Corporation (the "Company" or "Michael") is engaged in the acquisition, exploitation and development of oil and natural gas properties, principally in the Lobo Trend of South Texas (the "Lobo Trend"). The Company has significantly expanded its production and reserve base in recent years through development drilling and exploitation activities and by acquiring producing and undeveloped properties. On March 31, 1998 and April 2, 1998, the Company closed separate acquisitions of Lobo Trend properties with Enron Oil and Gas Company ("Enron") (the "Enron Acquisition") and Conoco Inc. ("Conoco") (the "Conoco Acquisition") (collectively, the "Transactions"), pursuant to which the Company acquired interests in 170 gross (98 net) wells covering approximately 46,900 gross acres. In April 1998, the Company acquired leasehold interests in undeveloped acreage (the "Lobo Lease") from Mobil Producing Texas and New Mexico Inc. ("Mobil"), covering approximately 39,636 gross acres in the Lobo Trend. The interests in properties acquired included acreage that was geographically close and geologically similar to the Company's other properties. The Company applied approximately $78.3 million in net proceeds from the sale of its 11 1/2% Senior Notes due 2005, Series A in connection with the closing of the Transactions and the Lobo Lease. See "--Developments in 1998" below and Item
7. "Management's Discussion and Analysis of Results of Operations and Financial Condition".

         The Lobo Trend, which is located in Webb and Zapata counties in South Texas, covers in excess of one million gross acres and contains multi-pay reservoirs of oil and natural gas. Since 1991, Webb and Zapata counties collectively have constituted one of the largest onshore natural gas producing regions in the United States. Although over 3,500 wells have been drilled and cumulative production from the Lobo Trend since its discovery in 1973 exceeds 6.3 trillion cubic feet of natural gas equivalents, the Lobo Trend is believed to be only partially exploited, with existing wells producing from only approximately 125,000 acres. The primary geologic target in the Lobo Trend is the Lobo sand series of the lower Wilcox formation, which contains three primary objectives. Two secondary objectives also exist, one above the three Lobo sands and one below. The Company believes that the existence of these multi-pay reservoirs reduces drilling risk and enhances the profitability of invested capital.

         The Company began its operations in 1983 and focused on developing prospects in South Texas. Since the early 1990s, the Company has become an increasingly active participant in development drilling in the Lobo Trend. In 1996, the Company acquired interests in approximately 21,000 developed and undeveloped gross acres in the Lobo Trend (the "1996 Acquisition"). The Company uses 3-D seismic imaging and other advanced technologies in the development and exploitation of its properties. As of December 31, 1998, 3-D seismic data had been obtained over approximately 90% of the Company's properties. See generally, Item 2. "Properties--Glossary of Certain Industry Terms."

DEVELOPMENTS IN 1998

SALE AND EXCHANGE OF SENIOR NOTES

         On April 2, 1998, the Company completed a debt offering in a private placement exempt from registration under the Securities Act of 1933, of $135 million of 11 1/2% Senior Notes, due 2005, Series A (the "Series A Notes"). A portion of the net proceeds from the sale were used to repay outstanding borrowings under a previous credit agreement (the "T.E.P. Financing") of approximately $28 million. Under the T.E.P. Financing, a 30% net profits interest in all of the Company's oil and natural gas properties had been granted to the lender, along with a warrant to purchase up to 5% of the Company's common stock. On April 2, 1998, the T.E.P. Financing Agreement was terminated, and the unamortized balance of the notes payable discount, the deferred debt issuance costs and certain fees incurred at closing were written off and reflected in the income statement as an extraordinary loss, net of taxes.

         On July 22, 1998, the Securities and Exchange Commission ("SEC") declared the Company's Registration Statement on Form S-4 effective pursuant to Section 8(a) of the Securities Act. The Registration Statement had been filed to cover offers of exchange of the Company's 11 1/2% Senior Notes Due 2005, Series B (the "Series B Notes") for the Series A Notes.

As of September 4, 1998, all of the $135 million original principal amount of the Series A Notes had been exchanged for Series B Notes, the terms of which are substantially identical to the terms of the Series A Notes. The effective interest rate under the Series B Notes for the year ended December 31, 1998 was 12.04%.

CREDIT FACILITY

         In May 1998, the Company entered into a four-year credit facility (the "Credit Facility") with Christiania Bank og KreditKasse ("Christiania") which provides maximum loan amounts totaling $50.0 million, subject to borrowing base limitations. The borrowing base will be redetermined semiannually by Christiania based on the Company's proved oil and natural gas reserves beginning at March 31, 1999. Although the initial borrowing base was $30 million, and effective November 9, 1998, the borrowing base was increased by $5 million, the new borrowing base, effective April 1, 1999, was reduced to $23 million. The maturity date of all indebtedness under the Credit Facility is May 28, 2002. The effective interest rate under the Credit Facility for the year ended December 31, 1998 was 6.8%. At December 31, 1998, the Company was in default of certain financial covenants under the Credit Facility but has obtained waivers of such defaults from Christiania and amended the Credit Facility. See Item 7. "Management's Discussion and Analysis of Results of Operation and Financial Condition--Financing Arrangements" and "--Cautionary Statements Regarding Forward-Looking Information-Future Need For and Availability of Capital," "--Restrictions Imposed by Lenders" and "--Incurrence of Substantial Indebtedness."

ENRON ACQUISITION

         The Enron Acquisition was consummated on March 31, 1998. Pursuant to a Purchase and Sale Agreement, Enron conveyed to the Company (i) interests in certain oil and natural gas leases covering approximately 7,500 gross acres in Hidalgo County and Zapata County, Texas, (ii) certain interests in leases covering approximately 37,500 gross acres located in Webb County, Texas (the "Ranch Lands") covering the interval between the surface and 100 feet below the stratigraphic equivalent of the base of the Lobo 6 Sand, (iii) all of Enron's interests in and to a 2.67% non-participating term royalty interest in and to the Ranch Lands limited in depth to the interval covered by the lease granted on the Ranch Lands and terminating simultaneously therewith and (iv) all seismic data owned by Enron covering these properties described in (i) and (ii) above.

         The purchase price for the Enron Acquisition was $45.8 million, net of closing and post-closing adjustments, and the conveyance by the Company to Enron of certain oil and natural gas properties in Webb County, Texas. The dollar portion of the purchase price was paid in the form of a promissory note issued by the Company in the original principal amount of $45.8 million which was repaid on April 2, 1998, the closing date of the sale of the Series A Notes and the Conoco Acquisition. In addition, the Company granted to Enron a non-exclusive license to use the seismic data it conveyed to the Company.

         Under the Enron Purchase and Sale Agreement, the Company acquired the properties on an "as is" basis. The Purchase and Sale Agreement also provided for limited environmental indemnities. The Company must indemnify Enron for certain environmental liabilities incurred by Enron, including claims arising in whole or in part from the sole or concurrent negligence or gross negligence of Enron.

CONOCO ACQUISITION

         The Conoco Acquisition was consummated on April 2, 1998, with Conoco conveying to the Company a leasehold interest in all of Conoco's interests in approximately 39,000 gross acres located in Webb County, Texas, covering the same interval covered by the Enron leases. The Company paid $22.5 million, which reflected certain closing adjustments. The Company used a portion of the net proceeds from the sale of the Series A Notes to pay the purchase price of the Conoco Acquisition.

         Under the Conoco Purchase and Sale Agreement, the Company acquired the properties on an "as is" basis. The Purchase and Sale Agreement also provided for limited environmental indemnities. The Company must indemnify Conoco for certain environmental liabilities incurred by Conoco, including claims arising in whole or in part from the sole or concurrent negligence, gross negligence or strict liability of Conoco.

LOBO LEASE TRANSACTION

         By agreement dated April 20, 1998, the Company acquired from Mobil certain leasehold interests in undeveloped acreage in the Lobo Trend in Webb County, Texas. Under this agreement, Mobil assigned to the Company its interests in two existing leases and granted by lease interests in additional undeveloped acreage under an oil and gas lease having a primary term of seven years. The lease, which has an effective date of January 1, 1998, covers 39,636 gross acres and covers the same interval covered by the Enron and Conoco leases. Excluded from the lease grant were existing productive wells and certain drilling units on the subject properties. The lease contains provisions obligating the Company to indemnify Mobil for certain liabilities incurred by Mobil as a result of the Company's operations on the Lobo Lease properties, including liabilities for violations of environmental laws. The Company and Mobil also agreed that effective May 1, 1998, Michael would be appointed operator with respect to the properties covered by the Lobo Lease pursuant to a joint operating agreement between them.

         As part of the consideration for the Lobo Lease and related matters, the Company agreed to make future deliveries to Mobil of 4.0 Bcf of natural gas. On April 23, 1998, the Company entered into a contract to secure delivery of this volume of natural gas from a third party for $9.98 million.

OTHER ACQUISITIONS

         On July 31, 1998, the Company acquired all of the common stock of two companies owning non-operating working interests in 132 wells on approximately 17,000 gross (500 net) acres, primarily in the Lobo Trend located in Webb and Zapata Counties in Texas for $2.6 million. The working interest percentages range from 0.5% to 15%, with an average working interest of approximately 2.5% and an average net revenue interest of approximately 2.0%.

         In December 1998, the Company loaned $1.5 million to a joint venture between a Mexican construction company and a Texas limited liability company to participate in the drilling of 38 natural gas wells for Petroleos Mexicanos ("Pemex") in the Burgos Basin of Northern Mexico. The Mexican construction company has a 51% ownership interest in the joint venture and the Texas limited liability company has a 49% ownership interest. The note is due December 1999 and bears interest at 12% per annum. The Company has an option to convert the note receivable to a 50% equity interest in the Texas limited liability company holding the 49% interest in the venture.

MARKET FACTORS

         The revenues generated by the Company's operations are highly dependent upon the prices of and demand for oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the actions of the Organization of Petroleum Exporting Countries, the foreign supply of oil and natural gas and overall economic conditions. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may adversely affect the Company's financial condition, liquidity and results of operations. Crude oil prices are generally determined by global supply and demand. After sinking to a five-year low at the end of 1993, oil prices reached their highest levels since the 1990 Persian Gulf War during fourth quarter 1996 and January 1997. Posted crude oil prices ranged from $17 to $20 during most of 1997, then declined to a $16 average in December 1997. Crude oil prices continued to decline throughout 1998, dropping to a West Texas Intermediate price of $8.00 per barrel in December 1998, the lowest level since 1978. This decline has been caused by low demand, as well as the failure of OPEC, at its November 1998 meeting, to further reduce production quotas. Low demand has been caused by warmer than normal winter temperatures and a slow recovery in Asian economies.

         Natural gas prices are influenced by national and regional supply and demand, which is often dependent upon weather conditions. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity. Generally because of colder weather, storage concerns and U.S. economic growth, prices remained relatively high during most of 1996 and 1997. Gas prices declined, however, in December 1997 and have remained lower throughout 1998, primarily because the winters of 1997-1998 and 1998-1999 were abnormally mild in the central and eastern U.S. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company currently markets all of its natural gas through Upstream Energy Services, L.L.C. ("Upstream") pursuant to the terms of an agreement dated effective as of November 1, 1998 (the "Sales Agreement"). The Company and the predecessor to Upstream had similar marketing arrangements in effect from 1991 to October 1998. Under the Sales Agreement, the Company has agreed to sell, and Upstream has agreed to market all of the natural gas produced from properties owned or operated by the Company at the price realized by Upstream from the sale of such natural gas production less (i) the costs incurred by Upstream in the transportation, treating and handling of the gas prior to resale and (ii) marketing compensation ranging from $0.03 to $0.01 per Mmbtu sold, as measured at the point of delivery. The marketing compensation is calculated as follows:

              VOLUMETRIC TIER (MMBTU/DAY)   MARKETING FEE
              ---------------------------   -------------
              First 20,000                  $0.03/MMbtu

              20,001 to 40,000              $0.02/MMbtu

              All volumes over 40,000       $0.01/MMbtu

         The Sales Agreement is effective for a one-year period and is renewable quarterly thereafter, subject to either party giving 60 days written notice of termination. Until August 1997, the Company's Chief Executive Officer owned an aggregate of approximately 20% of the capital stock of Upstream. See Item 13. "Certain Relationships and Related Transactions."

         In conjunction with the 1996 Acquisition, Conoco (as the successor in interest to the seller) and the Company entered into a Gas Exchange Agreement whereby such parties agreed that the Company would deliver to Conoco all of the natural gas produced from the leases acquired in the 1996 Acquisition at the point(s) at which such gas enters the transmission pipelines owned by Lobo Pipeline Company ("Lobo Pipeline") (the "delivery point") in exchange for natural gas in the same quantity and quality delivered by Conoco at the Agua Dulce hub near Corpus Christi, Texas. The parties' obligations under the Gas Exchange Agreement are subject to the natural gas delivered and the pipeline meeting certain specifications. The title to the Company's gas vests in Conoco at the delivery point, except to the extent such amount exceeds the amount of redelivered gas at the redelivery point, in which case the Company retains title and ownership of such excess, which is then transported by Lobo Pipeline pursuant to an Interruptible Gas Transportation Agreement. The consideration received by Lobo Pipeline is $0.17 per Mcf for compression, transportation and dehydration.

COMPETITION

         The oil and natural gas industry is highly competitive, and the Company encounters competition from other oil and natural gas companies in all areas of its operations, including the acquisition of seismic, lease options, exploratory prospects and proven properties. The Company's competitors in the Lobo Trend area include major integrated oil and natural gas companies, including Chevron Corporation, Conoco, Enron Corp. and Sonat Exploration Company, and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of the Company's competitors, including those with whom it competes in the Lobo Trend, are large, well-established companies with substantially larger operating staffs and significantly greater capital resources than those of the Company and which, in many instances, have been engaged in the oil and natural gas business for a much longer time than the Company. Such companies may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than could the Company, given its limited financial and human resources. In addition, such companies may be able to expend greater resources on the existing and changing technologies that the Company believes are and will be increasingly important to the current and future success of oil and natural gas companies.

         The Company's ability to acquire additional properties in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive market. The Company believes that the technological expertise and experience of its management in exploiting the Lobo Trend, as well as the Company's relationships with landowners in the area, generally enable it to compete effectively in the Lobo Trend. However, the business of developing or acquiring reserves is capital intensive, especially in the Lobo Trend area where the land blocks typically range between 5,000 and 50,000 acres. The Company will require additional financing or participation of industry partners to effect future acquisitions in this area. Such additional financing may take the form of equity securities, debt securities or some combination thereof, and there can be no assurance that such financing will be available on terms that are acceptable to the Company, if at all. Failure to secure such financing or to locate industry partners would adversely affect the Company's ability to compete with these other companies for lease acreage as it may become available. See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition." In addition, to the extent that the Company engages in oil and natural gas exploration and production activities on properties in geographic areas other than the Lobo Trend area, the Company may be subject to additional competitive disadvantages due to its lack of experience in and familiarity with prospect characteristics of those areas.

GOVERNMENTAL REGULATION

         Various aspects of the Company's oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which oil and natural gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all remaining NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

         The Company's operations currently are located primarily in Texas. Thus, the Company's business is subject to environmental regulation on the state level primarily by the Railroad Commission of Texas and the Texas Natural Resource Conservation Commission. The Railroad Commission of Texas regulations may require the Company to obtain permits and drilling bonds for the drilling of wells. Additionally, the Railroad Commission of Texas regulates the spacing of wells, plugging and abandonment of such wells and the remediation of contamination caused by most types of exploration and production wastes. The Railroad Commission requirements for remediation of contamination are, for the most part, administered on a case-by-case basis. The Company expects that such regulations will be formalized in the future and will in all likelihood become more stringent.

REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS

         The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited nonpipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas suppliers. In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. While the United States Court of Appeals upheld most of Order

No. 636 in 1997, certain related FERC orders, including the individual pipeline restructuring proceedings, are still subject to judicial review and may be reversed or remanded in whole or in part. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that it will be affected materially differently than its competitors.

         The FERC has also announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. Both the policy statement and individual pipeline negotiated rate authorizations are currently subject to appeal before the U.S. Court of Appeals for the D.C. Circuit. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. In October 1997, the United States Court of Appeals for the Fifth Circuit vacated a FERC decision and remanded it to the agency with directions to reconsider the criteria FERC used to distinguish nonjurisdictional gathering from jurisdictional transportation on offshore pipeline systems. The final outcome of these and other issues being considered by the FERC, and their effect on the Company and its competitors cannot be predicted with certainty.

         Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

OIL PRICE CONTROLS AND TRANSPORTATION RATES

         Sales of crude oil, condensate and natural gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market.

ENVIRONMENTAL

         Extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment affect the Company's oil and natural gas operations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person or entity liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person or entity. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and consequently affects the Company's profitability. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon the capital expenditures or competitive position of the Company.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances at the disposal site. Under CERCLA such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Comparable state statutes also impose liability on the owner or operator of a property for remediation of environmental contamination existing on such property. In addition, companies that incur liability frequently confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.

         The Company currently owns or leases, and has in the past owned or leased, numerous properties that have been used for the exploration and production of oil and natural gas and for other uses associated with the oil and gas industry. Although the Company has followed operating and disposal practices that it considered appropriate under applicable laws and regulations, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes were taken for disposal. In addition, the Company owns or leases properties that have been operated by third parties in the past. The Company could incur liability under CERCLA or comparable state statutes for contamination caused by wastes it generated or for contamination existing on properties it owns or leases, even if the contamination was caused by the waste disposal practices of the prior owners or operators of the properties.

         The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as "hazardous waste." A similar exemption is contained in many of the state counterparts to RCRA. Disposal of such nonhazardous oil and natural gas exploration, development and production wastes usually is regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and gas industry in the future. From time to time legislation has been proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes" thereby potentially subjecting such wastes to more stringent handling and disposal requirements. If such legislation were enacted, or if changes to applicable state regulations required the wastes to be managed as hazardous wastes, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general.

         The Company's operations are also subject to the Clean Air Act (the "CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations of the Company. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, the Company believes its operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to the Company than to other similarly situated companies involved in oil and natural gas exploration and production activities.

         The Federal Water Pollution Control Act of 1972 (the "FWPCA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into navigable waters. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA provides for civil, criminal and administrative penalties for unauthorized discharges of oil and other hazardous substances and imposes substantial potential liability for the costs of removal or remediation. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the Environmental Protection Agency has promulgated regulations that require many oil and natural gas production sites, as well as other facilities, to obtain permits to discharge storm water runoff. The Company believes that compliance with existing requirements under the FWPCA and comparable state statutes will not have a material adverse effect on the Company's financial condition, results of operations or cash flows of the Company.

         The Company maintains insurance against "sudden and accidental" occurrences which may cover some, but not all, of the environmental risks described above. Most significantly, the insurance maintained by the Company may not cover the risks described above that are not attributable to a single, abrupt event. Further, there can be no assurance that such insurance will continue to be available to cover all such costs or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

REGULATION OF OIL AND NATURAL GAS EXPLORATION AND PRODUCTION

         Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and gas can be produced from the Company's properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ABANDONMENT COSTS

         The Company is responsible for payment of plugging and abandonment costs on oil and natural gas properties pro rata to its working interest. Historically, the ultimate aggregate salvage value of lease and well equipment located on the Company's properties has not exceeded the costs of abandoning such properties. There can be no assurance, however, that this historical trend will continue or that the Company will be successful in avoiding additional expenses in connection with the abandonment of any of its properties. In addition, abandonment costs and their timing may vary due to many factors including actual production results, inflation rates and changes in environmental laws and regulations.

OPERATING HAZARDS AND INSURANCE

         The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosion, blowout, pipe failure, casing collapse, unusual or unexpected formation pressures and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

         In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the operating risks described above. The Company's insurance does not cover business interruption or protect against loss of revenues. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at economic rates. The occurrence of a significant event against which it is not fully insured or indemnified could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

EMPLOYEES

         At December 31, 1998, the Company employed 27 full-time employees, and numerous independent contractors. The Company believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment.

ITEM 2.  PROPERTIES

LOBO TREND

         The Company owns interests in developed and undeveloped properties in South Texas, primarily in the Lobo Trend and undeveloped acreage in South Texas. The Company's Lobo Trend properties represented substantially all of its reserves and PV-10 Value, as of December 31, 1998. The Company is the operator of over 65% of the wells in which it has an interest.

         The Lobo Trend in Webb and Zapata Counties in South Texas is one of the largest onshore natural gas producing regions in the United States. The primary geologic target in the Lobo Trend is the Lobo sand series of the Lower Wilcox formation, which contains multiple pay sands. The primary objectives in the Lobo Trend are the Lobo 1 and Lobo 6 sands. Other pay sands exist at shallower and deeper horizons in certain areas of the trend. Extensive faulting has trapped hydrocarbons in the Lobo Trend producing horizons and has created a complex geological environment. Until recently, 2-D seismic and subsurface well control were the primary means for developing the field. The introduction of 3-D seismic to the area in the early 1990s has improved drilling success rates, and the Company has similarly experienced an overall increase in its drilling success rates in the Lobo Trend as technology has evolved.

         The Company's Lobo Trend production is from reservoirs at depths between 6,000 to 14,000 feet. Most of the production horizons are of low permeability and must be fracture stimulated to improve rates of production. As a result, a typical well has a high initial production rate which declines rapidly and is followed by a long period of production at a lower rate with a gradual decline.

OIL AND NATURAL GAS RESERVES

         The following table sets forth estimated net proved natural gas and oil and condensate reserves of the Company and the present value of estimated future net cash flows related to such reserves as of December 31, 1996, 1997 and 1998. The reserve data and present values presented have been estimated by Huddleston & Co., Inc. For further information concerning the present value of future net revenue from these proved reserves, see Note 11 of Notes to Consolidated Financial Statements of the Company. See also "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition".

                                                                                 AS OF DECEMBER 31,
                                                                    -------------------------------------------
                                                                      1996             1997               1998
                                                                      ----             ----               ----
Estimated proved reserves:
  Oil and condensate (MBbls)                                            239              265              4,923
  Natural gas (Mmcf)                                                 49,246           51,165            189,753


  Natural gas equivalents (Mmcfe)                                    50,678           52,754            219,291
Proved developed reserves as a percentage of proved reserves             34%              45%              27.2%
PV-10 Value (dollars in thousands)(1)                               $60,727          $51,487           $132,638

(1) PV-10 Value represents the present value of estimated future net revenues before income tax discounted at 10% using prices in effect at the end of the respective periods presented and including the effects of hedging activities. In accordance with applicable requirements of the SEC, estimates of the Company's proved reserves and future net revenues are made using oil and natural gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The average prices used in calculating historical PV-10 Value as of December 31, 1998 were $9.17 per Bbl of oil and $1.85 per Mcf of natural gas, compared to $15.91 per Bbl of oil and $2.42 per Mcf of natural gas as of December 31, 1997, and $23.86 per Bbl of oil and $2.76 per Mcf of natural gas as of December 31, 1996.

         There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs, that may not prove correct.

         No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency.

PRODUCTION, PRICES AND EXPENSES

         The following table presents certain information with respect to oil and natural gas production, prices and expenses attributable to oil and natural gas property interests owned by the Company for the years ended December 31, 1996, 1997, and 1998.

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                               1996             1997              1998
                                                               ----             ----              ----
Production volumes:
  Oil and condensate (MBbls)                                      37               21                79
  Natural gas (Mmcf)                                           1,324            3,685            10,510
    Total (Mmcfe)                                              1,546            3,811            10,984
Average realized prices:
  Oil, condensate and natural gas liquids (per Bbl)           $20.05           $18.95            $11.19
  Natural gas (per Mcf)                                         2.15             2.33              2.07
  Natural gas equivalents (per Mcfe) (1)                        2.32             2.35              2.06
Expenses (per MCFE):
  Production costs                                              1.25             0.49              0.37
  Depreciation, depletion and amortization                      0.66             0.96              1.14
  Impairment of oil and gas properties                          0.10             0.06              0.49
  General and administrative, net                               0.27             0.26              0.16

(1)  Includes effects of hedging transactions.

PRODUCTIVE WELLS

         The following table sets forth the number of productive wells in which the Company owned an interest as of December 31, 1997 and 1998:

                             1997                  1998
                        --------------        -------------
                        GROSS      NET        GROSS     NET
Oil                        --       --            7      --
Natural gas                78       43          438     184
                         ----     ----         ----    ----


  Total                    78       43          445     184
                         ====     ====         ====    ====

         Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connection. Wells that are completed in more than one producing horizon are counted as one well.

ACREAGE

The following table sets forth the Company's developed and undeveloped gross and net leasehold acreage as of December 31, 1997 and 1998.

                                                 1997
                    ------------------------------------------------------------
                        DEVELOPED            UNDEVELOPED              TOTAL
                    ------------------     ---------------      ----------------
                     GROSS        NET      GROSS      NET       GROSS      NET
Lobo Trend          20,676      11,554     8,206     5,516      28,882    17,070
Other                  640         640        --        --         640       640
                    ------      ------     -----     -----      ------    ------
  Total             21,316      12,194     8,206     5,516      29,522    17,710
                    ======      ======     =====     =====      ======    ======


                                                 1998
                    ------------------------------------------------------------
                        DEVELOPED            UNDEVELOPED              TOTAL
                    ------------------     ---------------      ----------------
                     GROSS        NET      GROSS      NET       GROSS      NET
Lobo Trend          30,360      18,467     60,413    44,184     90,773    62,651
Other                2,585         394         --        --      2,585       394
                    ------      ------     ------    ------     ------    ------
  Total             32,945      18,861     60,413    44,184     93,358    63,045
                    ======      ======     ======    ======     ======    ======

         Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof.

DRILLING ACTIVITIES

         The table below sets forth the drilling activities of the Company on its properties for the years ended December 31, 1996, 1997 and 1998.

                                                     YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------
                                       1996                   1997                   1998
                                  -------------          -------------          -------------
                                  GROSS     NET          GROSS     NET          GROSS     NET
                                  -----     ---          -----     ---          -----     ---
Development wells
  Productive Natural Gas            2       1.2            15      9.2           26      17.6
  Productive Oil                    0       0.0             0      0.0            0       0.0
  Dry                               0       0.0             4      2.5            6       4.7
Exploratory Wells
  Productive Natural Gas            0       0.0             0      0.0            0       0.0
  Productive Oil                    0       0.0             0      0.0            0       0.0
  Dry                               0       0.0             0      0.0            0       0.0
                                  ---       ---           ---     ----          ---      ----
    Total                           2       1.2            19     11.7           32      22.3
                                  ===       ===           ===     ====          ===      ====
Wells in progress at
  end of period                     1       0.5             1      0.7            6       3.8

         The information contained in the foregoing table should not be considered indicative of future performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the oil and natural gas reserves generated therefrom.

PRESENT ACTIVITIES

         From January 1, 1999 to March 15, 1999, the Company participated in drilling activities on a total of 7 gross (6 net) wells, 2 of which have been completed as productive wells, 3 of which were not completed and 2 of which were dry holes.

         A dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil and gas well. A productive well is an exploratory or development well that is not a dry hole.

TITLE TO PROPERTIES

         The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and natural gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that the Company believes do not materially interfere with the use of or affect the value of such properties. Many of the Company's oil and natural gas properties are held in the form of mineral leases. The indebtedness under the Credit Facility is secured by substantially all of the Company's oil and natural gas properties. See Item 7 - "Management's Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources" and "Financing Arrangements."

         As is customary in the oil and natural gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations, including a title opinion of local counsel, are generally completed, however, before commencement of drilling operations or the acquisition of producing properties. The Company believes that its methods of investigating title to, and acquiring, its oil and natural gas properties are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves.

GLOSSARY OF CERTAIN INDUSTRY TERMS

         The definitions set forth below shall apply to the indicated terms as used in this Annual Report on Form 10-K. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

         BBL. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

         BBLS/D.  Stock tank barrels per day.

         BCF.  Billion cubic feet.

         BCFE. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         BTU. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

         CAPITAL ASSET. Under Section 1221 of the Internal Revenue Code of 1986, as amended, a capital asset is defined as any type of property held by a taxpayer, but does not include, among other things; (1) stock in trade, property includible in inventory or property held primarily for sale to customers in the ordinary course of business; or (2) depreciable property used in a trade or business.

         DEVELOPED ACREAGE. The number of acres which are allocated or assignable to producing wells or wells capable of production.

         DEVELOPMENT WELL. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

         EXPLORATORY WELL. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

         GROSS ACRES OR GROSS WELLS. The total acres or wells, as the case may be, in which a working interest is owned.

         MBBLS. One thousand barrels of crude oil or other liquid hydrocarbons.

         MBBLS/D. One thousand barrels of crude oil or other liquid hydrocarbons per day.

         MCF.  One thousand cubic feet.

         MCFE. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         MMBTU.  One million Btus.

         MMCF.  One million cubic feet.

         MMCF/D.  One million cubic feet per day.

         MMCFE. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher for crude oil than natural gas on an energy equivalent basis.

         NET ACRES OR NET WELLS. The sum of the fractional working interests owned in gross acres or gross wells.

         PRESENT VALUE. When used with respect to oil and natural gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to nonproperty-related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

         PROVED DEVELOPED RESERVES. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

         PROVED RESERVES. The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         PROVED UNDEVELOPED LOCATION. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

         PROVED UNDEVELOPED RESERVES. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion; proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

         PV-10 VALUE. When used with respect to oil and natural gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to nonproperty-related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

         RECOMPLETION. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

         RESERVOIR. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

         ROYALTY INTEREST. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

         3-D SEISMIC. Advanced technology method of detecting geological structures susceptible to accumulations of hydrocarbons identified through a three-dimensional picture of the subsurface created by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

         UNDEVELOPED ACREAGE. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

         WORKING INTEREST. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

         WORKOVER. Operations on a producing well to restore or increase production.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time the Company is a party to various legal proceedings arising in the ordinary course of business, but is not currently a party to litigation that it believes would have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Michael Petroleum Corporation is a wholly owned subsidiary of Michael Holdings, Inc. ("MHI"). As of March 15, 1999, substantially all of common stock of MHI is owned by management, directors and employees of Michael Petroleum Corporation and thus no organized trading market exists for either the Company's or MHI's common stock. No dividends have been declared by the Company in the years ended December 31, 1997 and 1998. It is not anticipated by management of the Company that dividends will be declared in subsequent years. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." The terms of the Indenture governing the Series B Notes and the Credit Facility restrict the Company's ability to declare and pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

       The following tables set forth selected consolidated financial data as of the end of each of the years in the five-year period ended December 31, 1998. The financial data for each of the years ended, and as of, December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the Company's consolidated financial statements and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's results of operations and financial condition have been affected by acquisitions of oil and natural gas properties during certain of the periods presented below. See Note 2 of Notes to Consolidated Financial Statements.

                                                             YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------
                                              1994         1995       1996        1997        1998
                                             -------     -------     -------     -------     -------
                                                                  (IN THOUSANDS)
Income Statement Data:
Operating revenues                           $ 3,592     $ 2,937     $ 3,776     $ 9,139     $22,718
Operating expenses                             4,275       4,113       3,581       7,072      24,049
                                             -------     -------     -------     -------     -------
Operating income (loss)                         (683)     (1,176)        195       2,067      (1,331)
Loss from continuing operations                 (853)     (2,114)     (2,479)         (7)     (8,710)
Discontinued operations                         (719)      2,087           -           -           -
Extraordinary item                                 -           -           -           -        (531)
Net loss                                     $(1,572)    $   (27)    $(2,479)    $    (7)    $(9,241)

                                                                AS OF DECEMBER 31,
                                             -------------------------------------------------------
                                              1994         1995       1996        1997        1998
                                             -------     -------     -------     -------     -------
                                                             (DOLLARS IN THOUSANDS)
Balance Sheet Data:
Current assets                               $ 1,611      $1,241     $ 4,375     $ 5,255     $  8,951
Oil and gas properties, net                    9,176       7,890      16,208      28,011      130,878
Total assets                                  11,461       9,145      21,001      33,617      147,282
Long-term debt                                 6,694       6,372      11,784      19,885      144,842
Shareholder's equity (deficit)                 1,111         423      (1,908)     (1,915)     (11,156)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion is intended to assist in an understanding of the Company's consolidated financial position and results of operations for each year during the three-year period ended December 31, 1998. The Company's consolidated financial statements and the notes thereto that follow contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

         The Company is an independent energy company engaged in the acquisition, exploitation and development of oil and natural gas properties, principally in the Lobo Trend of South Texas. The Company began operations in 1983. In August 1996, the Company acquired interests in approximately 21,000 developed and undeveloped gross acres in the Lobo Trend for approximately $15.3 million. In 1998, the Company acquired interests in approximately 46,900 developed and undeveloped gross acres in the Lobo Trend for approximately $78.3 million. In 1998, the Company participated in the drilling of 32 gross and 22.3 net natural gas wells, completing 26 gross and
17.6 net wells capable of commercial production, respectively.

         Through the periods presented, the Company's results of operations reflect two tax structures (S corporation and C corporation) which have influenced, among other things, the historical levels of its owners' compensation. Effective July 1, 1996, the Company changed its tax filing status from an S corporation to a C corporation. Due to this change, the Company recognized a one-time charge of approximately $2.0 million to reflect deferred income taxes payable as of June 30, 1996.

         The Company utilizes the "successful efforts" method of accounting for its oil and natural gas activities as described in Note 1 of Notes to Consolidated Financial Statements. From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 1996, 1997 and 1998:

                                              YEAR ENDED DECEMBER 31
                                           -----------------------------
                                            1996       1997        1998
                                           ------     ------     -------
                                              (DOLLARS IN THOUSANDS,
                                               EXCEPT PER UNIT DATA)
Production volumes:
  Oil and condensate (MBbls)                   37         21          79
  Natural gas (Mmcf)                        1,324      3,685      10,510

Average sales prices:
  Oil and condensate (per Bbl)             $20.05     $18.95      $11.19
  Natural gas (per Mcf)                      2.15       2.33        2.07

Operating revenues:
  Oil and condensate                         $742       $565        $888
  Natural gas(1)                            2,852      8,574      21,780
                                           ------     ------     -------
    Total                                  $3,594     $9,139     $22,668
                                           ======     ======     =======

(1)  Net of hedging gains or losses.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Oil and natural gas revenues for the year ended December 31, 1998 increased 149% to $22.7 million from $9.1 million for the year ended December 31, 1997. Production volumes for natural gas for the year ended December 31, 1998 increased 185% to 10,510 Mmcf from 3,685 Mmcf for the year ended 1997. Average natural gas prices (including the effect of hedging transactions) decreased 12% to $2.07 per Mcf for 1998 from $2.33 per Mcf for 1997. The increase in natural gas production in 1998 was due to the Company's 1998 acquisitions and the new wells placed on line resulting from the Company's drilling activities.

         Oil and natural gas production costs for the year ended December 31, 1998 increased 116% to $4.1 million from $1.9 million for the year ended December 31, 1997, primarily due to the increase in production. However, actual production costs per equivalent unit decreased to $.37 per Mcfe for the year ended December 31, 1998 from $.57 per Mcfe for the year ended December 31, 1997. The decrease on an equivalent basis was due primarily to increased production volumes during 1998.

         Depletion, depreciation, and amortization ("DD&A") expense for the year ended December 31, 1998 increased 240% to $12.6 million from $3.7 million for the same period in 1997. The increase in DD&A expense was due to higher production volumes and an increase in the depletion rate per Mcfe from $.96 for 1997 to $1.14 for 1998. The increase in rate was primarily due to acquisitions completed in 1998 and a reduction in estimated proved reserves. In addition, total impairment charges increased to $5.4 million for the year ended December 31, 1998 compared to $238,000 for the year ended December 31, 1997. The impairment charges in 1998 were primarily due to lower oil and natural gas prices and development dry holes drilled on certain oil and gas leases that resulted in a reduction in the estimated proved reserves.

         General and administrative expense increased 83% to $1.80 million in 1998 from $980,000 for the same period in 1997 due to the addition of several new employees and their related benefits, plus increases in office expenses and legal and professional fees in connection with the Series A and Series B Notes offerings.

         Interest expense and loan amortization costs, net of capitalized interest, for the year ended December 31, 1998 increased 486% to $12.3 million compared to $2.1 million for 1997. The increase was due to the higher levels of outstanding debt during 1998, primarily as a result of the Series A and Series B Notes offerings, as compared to 1997.

         The income tax benefit was $4.95 million for the year ended December 31, 1998 compared to an income tax expense of $11,000 for the same period in 1997. The Company has a net operating loss carryforward of $19.5 million at December 31, 1998 which was generated beginning in fiscal year 1997. The net operating loss will begin to expire in 2017. Thus, future taxable income of at least $19.5 million will need to be generated by 2017 in order for the Company to realize the net operating loss at December 31, 1998. Based on estimates of future taxable income, management believes it is more likely than not that the net operating loss will be fully utilized prior to expiration. In order to achieve sufficient taxable income, certain tax planning strategies (primarily the capitalization of intangible drilling costs for tax purposes) were implemented in fiscal year 1998. Specific differences between pre-tax loss and taxable income pertain to developmental dry holes, intangible drilling costs, capitalized interest and depletion and depreciation of oil and gas and other properties. Differences in these items begin reversing in fiscal year 1999 and thereafter. Estimates of future taxable income are significantly affected by changes in oil and natural gas prices, estimates of future production, and estimated operating and capital costs. The deferred tax asset could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or if alternative tax strategies are no longer viable. If the Company is not able to generate sufficient taxable income in the future through operating results, a valuation allowance will be recorded through a charge to expense.

         The extraordinary loss of $531,000 (net of income tax benefit of $285,000) for the year ended December 31, 1998 was due to the writeoff of the remaining loan costs relating to the Company's credit agreement under the T.E.P. Financing, which terminated on April 2, 1998. No extraordinary charges or similar items occurred in 1997.

         The net loss for the year ended December 31, 1998 was $9.2 million compared to a loss of $7,000 for the year ended December 31, 1997, primarily as a result of the factors discussed above.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

         Oil and natural gas revenues for the year ended December 31, 1997 increased 153% to $9.1 million compared to $3.6 million for 1996. Production volumes for natural gas during the year ended December 31, 1997 increased 178% to 3,685 Mmcf from 1,324 Mmcf for 1996. Average gas prices increased 8.3% to $2.33 per Mcf for 1997 from $2.15 per Mcf for 1996. The increase in natural gas production was due to the 1996 acquisitions and the Company's workover and drilling program with respect to the properties acquired and existing properties.

         Oil and natural gas production costs for the year ended December 31, 1997 decreased 3% to $1.87 million from $1.93 million for 1996 primarily due to the sale of the Company's Hull Field oil properties in August 1996 that historically had incurred much higher lease operating costs than the Company's average Lobo Trend natural gas wells. Accordingly, production costs per equivalent unit decreased to $0.49 per Mcfe for 1997 from $1.25 per Mcfe for 1996. The per unit cost decreased as a result of increased production of natural gas, which has lower per unit operating costs, and the Company's disposition in August 1996 of oil producing properties having higher operating costs.

         DD&A expense for the year ended December 31, 1997 increased 208% to $3.7 million from $1.2 million for the same period in 1996. This increase was due to the increased production during 1997.

         Exploration expense increased from $46,000 in 1996 to $333,000 in 1997, due primarily to the expiration of the terms of certain leases that had not been developed.

         General and administrative expense for the year ended December 31, 1997 increased 131% to $980,000 from $424,000 for 1996, primarily as a result of increases in the number of employees and related benefits, plus increased legal and professional fees.

         Interest expense, net of capitalized interest, for the year ended December 31, 1997 increased 127% to $2.1 million, compared to $924,000 for 1996. This increase in interest expense was due to increased debt levels in the second half of 1996 and in 1997 resulting from funds borrowed to acquire and develop the Lobo Trend properties.

         The net loss for the year ended December 31, 1997 decreased to $7,000, compared to a net loss of $2.5 million for 1996, as a result of the factors described above and the $2.0 million income tax charge related to the Company's conversion from an S corporation to a C corporation in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities from the Company's operations were $848,000, $3.5 million and $5.3 million for the years ended December 31, 1996, 1997 and 1998, respectively. The increases in 1997 and 1998 were primarily attributable to increased production resulting from the acquisitions and the new wells placed on line as a result of the Company's drilling activities. Cash and working capital in 1999 is expected to be provided through internally generated cash flows and borrowings. See "--Financing Arrangements" below.

         Cash flows used in investing activities by the Company were $14.8 million, $15.0 million and $116.3 million in 1996, 1997 and 1998, respectively. Property additions through acquisition, exploration and development activities were the primary reasons for the use of funds in investing activities. Cash flows used in investing activities by the Company for 1996, 1997 and 1998 resulted primarily from the acquisition and development of the Lobo Trend properties.

         Cash flows provided by the Company's financing activities were $14.8 million, $11.1 million and $110.7 in 1996, 1997 and 1998, respectively. In 1996 and 1997, the cash flows from financing activities resulted from borrowings under the T.E.P. Financing. In 1998, the financing cash flows were primarily from proceeds from the Series A Notes and borrowings from the Credit Facility.

         The Company's primary sources of liquidity have historically been provided from funds generated by operations and from borrowings. The Company completed the sale of its $135.0 million Series A Notes in April 1998. Approximately $28.0 million of the net proceeds from the sale of the Series A Notes was used to repay the indebtedness outstanding under the T.E.P. Financing. Approximately $89.3 million of the net proceeds were used to fund acquisitions and the remaining balance for working capital and general corporate purposes. During May 1998, the Company entered into the Credit Facility, as described below under "--Financing Arrangements."

         The Company's revenues, profitability, future growth and ability to borrow funds and obtain additional capital, and the carrying value of its properties, are substantially dependent on prevailing prices of oil and natural gas. It is impossible to predict future oil and natural gas price movements with certainty. Declines in prices received for oil and natural gas would have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower prices would also impact the amount of reserves that can be produced economically by the Company.

         During 1998, the Company recorded an impairment provision on producing properties of $5.4 million before income tax. This impairment provision was determined based on an assessment of recoverability of net property costs from estimated future net cash flows from those properties. Estimated future net cash flows are based on management's best estimate of projected oil and gas reserves and prices. If oil and gas prices remain at lower levels or decline further, the Company may be required to record further impairment provisions in the future, which may be material.

         The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's development program. Capital expenditures for 1999 are currently estimated to be approximately $27.0 million. Substantially all of the capital expenditures will be used to fund drilling activities, property acquisitions and 3-D seismic surveys in the Company's project areas. The Company's plan anticipates drilling 32 gross (28 net) wells in 1999. However, the Company's borrowing base under its Credit Facility was reduced, effective April 1, 1999, from $35 million to $23 million. The remaining amount of borrowing capacity under the Credit Facility was drawn as of April 1, 1999 to make the required interest payments on the Series B Notes. See "--Financing Arrangements" below. While the current estimates of capital expenditures for fiscal 1999 set forth above do not take into account this lower borrowing base, the Company believes that alternate sources of funding to finance the incremental capital expenditures that would otherwise be funded by the Credit Facility should be available to the Company. However, no assurances can be given that any such financing alternatives will be available, and if so, on terms considered advantageous to the Company. If suitable alternative financing or other alternative capital resources are not available to the Company, its currently planned capital expenditures would be reduced and could be significantly reduced. See "--Cautionary Statements Regarding Forward-Looking Information-Future Need For and Availability of Capital," "--Restrictions Imposed by Lenders" and "--Incurrence of Substantial Indebtedness."

         Assuming additional debt financing was available to fund the Company's 1999 estimated capital expenditures level, the Company believes that additional financing, preferably public or private equity financing, will be necessary in the future in order for the Company to continue to increase its reserve base and make additional acquisitions in accordance with its long-range development plan. Should recent prevailing equity market conditions for oil and natural gas independent exploration and development companies continue, the Company does not foresee an infusion of funds from public sales of its equity for the foreseeable future. An inability to obtain sufficient capital to achieve these purposes could cause the Company to curtail its planned property acquisition and development activities, which could adversely affect its future financial condition, cash flows and results of operations.

FINANCING ARRANGEMENTS

         In August 1996, the Company entered into the T.E.P. Financing, which provided for an aggregate term loan amount of $42.2 million, available for oil and natural gas property acquisitions and development drilling, subject in each case to borrowing base limitations. The Company used approximately $28.0 million of the net proceeds from the sale of the Series A Notes to repay all of the outstanding indebtedness under the T.E.P. Financing in April 1998.

         In August 1996, the Company also granted Cambrian Capital Partners, L.P., an affiliate of the T.E.P. Financing lender ("Cambrian"), a 30% Net Profits Interest (as defined in the Net Profits Interest Conveyance dated August 12, 1996), net to the Company's interest, in all of the Company's properties, including those acquired in the 1996 Acquisition. As part of the T.E.P. Financing, the Company also granted to Cambrian a warrant to purchase up to 5% of the Company's common stock until August 12, 2001. The value assigned to the Net Profits Interest and warrant was recorded as a discount to the loan proceeds. The Company used approximately $11.0 million of the net proceeds from the sale of the Series A Notes to acquire the Net Profits Interest. In addition, the warrant to purchase the Company's common stock was cancelled, and MHI issued to Cambrian a warrant to acquire 38,671 shares of its Common Stock at an exercise price of $8.00 per share.

         In May 1998, the Company entered into its Credit Facility with Christiania as lender and administrative agent, pursuant to the terms of the Credit Facility. The Credit Facility provided for loans in an outstanding principal amount not to exceed $50.0 million at any one time, subject to a borrowing base to be determined semi-annually (each April and October) by the administrative agent (the initial borrowing base was $30.0 million), and the issuance of letters of credit in an outstanding face amount not to exceed $6.0 million at any one time with the face amount of all outstanding letters of credit reducing, dollar-for-dollar, the availability of loans under the Credit Facility. Although the initial borrowing base was $30 million, and effective November 9, 1998, the borrowing base was increased by $5 million to a total of $35 million, the new borrowing base effective April 1, 1999, was reduced to $23 million. See "--Liquidity and Capital Resources" above.

         Under the Credit Facility, the principal balance outstanding is due and payable on May 28, 2002, and each letter of credit shall be reimbursable by the Company when drawn, or if not then otherwise reimbursed, paid pursuant to a loan under the Credit Facility. Commencing on October 31, 1999, and continuing until its stated maturity, the maximum amount available for borrowings and letters of credit under the Credit Facility will not only be adjusted (increased or decreased, as applicable) by the semi-annual borrowing base determination, but also (i) decreased by monthly mandatory reductions in the borrowing base of $1.5 million per month and (ii) adjusted for sales of collateral having an aggregate value exceeding the lesser of $4.0 million per year or 5% of the Company's total proved reserve values. At March 31, 1999, the Company had drawn all of the $23 million then available under Credit Facility. Both the Company and Christiania may also initiate two unscheduled redeterminations of the borrowing base during any consecutive twelve-month period. If the sum of the outstanding principal balance and amount of outstanding letters of credit (both drawn and undrawn) exceeds the borrowing base, the Company shall, within 30 days, either repay such excess in full or provide additional collateral acceptable to Christiania.

         The Credit Agreement contains certain covenants by the Company, including (i) limitations on additional indebtedness and on guaranties by the Company except as permitted under the Credit Agreement, (ii) limitations on additional investments except those permitted under the Credit Agreement and
(iii) restrictions on dividends or distributions or on repurchases or redemptions of capital stock by the Company except for those involving repurchases of MHI capital stock which may not exceed $500,000 in any fiscal year. In addition, the Credit Agreement requires the Company to maintain and comply with certain financial covenants and ratios, including a minimum interest coverage ratio, a minimum current ratio and a covenant requiring that the Company's general and administrative expenses may not exceed 12.5% of the Company's gross revenues in any calendar year. As of December 31, 1998, the Company was in violation of certain administrative covenants and a financial covenant under the Credit Facility. The Company has obtained a waiver with respect to these violations from Christiania, which agreed not to assert any default based upon such violations. The Company and the lender have entered into a First Amendment to the Credit Facility to amend those covenants and the interest rate under the Credit Facility.

         As amended, the interest rate for each borrowing under the Credit Facility will be calculated at either (i) the ABR rate (as described below), or (ii) the Eurodollar Rate (as described below) plus 2.25%, at the election of the Company. Interest on the borrowings under the Credit Facility will be due (i) with respect to loans bearing interest at the ABR rate, quarterly in arrears and at maturity, and (ii) with respect to loans bearing interest at the Eurodollar Rate, on the last day of each relevant interest period and, in the case of any interest period longer than three months, on a quarterly basis. The Company's obligations under the Credit Facility are secured by substantially all of the oil and natural gas assets of the Company, including accounts receivable and material contracts, equipment and gathering systems. The proceeds of the Credit Facility may be used to finance working capital needs and for general corporate purposes of the Company in the ordinary course of its business.

         Under the Credit Facility, "ABR" means the highest of (i) the interest rate announced publicly by Christiania as its prime rate plus 0.5% in effect in its principal office in New York, (ii) the secondary market rate for three-month certificates of deposit (adjusted for statutory reserve requirements) plus 1.5% and (iii) the federal funds effective rate from time to time plus 1.0%. "Eurodollar Rate" means the rate (adjusted for statutory reserve requirements of eurocurrency liabilities) at which eurodollar deposits for one, two, three or six (or, if available and acceptable to the Credit Facility lenders, nine or twelve) months (as selected by the Company) are offered to Christiania in the Interbank eurodollar market.

         See "--Cautionary Statements Regarding Forward-Looking Information-Future Need For and Availability of Capital," "--Restrictions Imposed by Lenders" and "--Incurrence of Substantial Indebtedness."

TERMS AND FINANCIAL COVENANTS OF 11 1/2% SENIOR NOTES DUE 2005

         The indenture governing the Series B Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, repurchase equity interests or make other Restricted Payments (as defined in the Indenture), create liens, enter into transactions with affiliates, sell assets or enter into certain mergers and consolidations. The Company is allowed to incur additional indebtedness if it meets an EBITDA/Interest ratio and an ACNTA/Debt ratio computed based on the last four quarters immediately proceeding the incurrence of the indebtedness on a pro forma basis. In the event of certain asset dispositions, the Company is required under certain circumstances to use the excess proceeds from such a disposition to offer to repurchase the Series B Notes (and other Senior Indebtedness for which an offer to repurchase is required to be concurrently made) having an aggregate principal amount equal to the excess proceeds at a purchase price equal to 100% of the principal amount of the Series B Notes, together with accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, to the date of repurchase (a "Net Proceeds Offer").

CAPITAL EXPENDITURES AND OUTLOOK

         The following table sets forth the Company's capital expenditures for the three years ended December 31, 1998 (in thousands):

                                       YEAR ENDED DECEMBER 31
                                -----------------------------------
                                  1996         1997          1998
                                --------     --------      --------
Property acquisition:
  Unproved                      $  2,929     $    355      $ 15,183
  Proved                           9,554        2,425        78,458
Development                        2,757       12,074        25,295
Interest capitalized                 217          574         1,440
                                --------     --------      --------
    Total costs incurred        $ 15,457     $ 15,428      $120,376
                                ========     ========      ========

         The Company currently has budgeted capital expenditures of approximately $27.0 million for 1999. See "--Liquidity and Capital Resources" above. Substantially all of the capital expenditures will be used to fund drilling activities, property acquisitions and 3-D seismic surveys in the Company's project areas. The Company intends to drill approximately 32 gross (28 net) wells in 1999. The Company will require capital from sources in addition to that funded under the Credit Facility in order for the Company to fully implement its development drilling strategy in 1999 and for the foreseeable future. In the event that additional capital is not available to the Company, capital expenditures are expected to be reduced and could be significantly reduced.

         NATURAL GAS BALANCING

         The Company incurs certain natural gas production volume imbalances in the ordinary course of business and utilizes the sales method to account for such imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. Management does not believe that the Company had any material imbalances as of December 31, 1996, 1997, or 1998.

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

YEAR 2000

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

         The Company has begun making necessary modifications to its internal information computer systems in preparation for the Year 2000. The Company currently estimates that its Year 2000 project will be completed by June 1999, and believes that the total related costs will be approximately $30,000, funded by cash from operations or short term borrowings. Actual costs to date have been less than $10,000.

         The Company began reviewing the Year 2000 compliance status of field equipment, including compressor stations, gas control systems and data logging equipment, during the fourth quarter of 1998 and expects to complete this review by June 1999.

         The Company has identified significant third parties whose Year 2000 compliance could affect the Company and is in the process of formally inquiring about their Year 2000 status. The Company has received responses to less than 10% of its inquiries. Despite its efforts to assure that such third parties are Year 2000 compliant, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. A third party's failure to achieve Year 2000 compliance could have a material adverse effect on the Company's operations and cash flow. The potential effect of Year 2000 non-compliance by third parties is currently unknown.

         Project costs and the timetable for Year 2000 compliance are based on management's best estimates. In developing these estimates, assumptions were made regarding future events including, among other things, the availability of certain resources and the continued cooperation of the Company's customers and suppliers. Actual costs and timing may differ from management's estimates due to unexpected difficulties in obtaining trained personnel, locating and correcting relevant computer code and other factors. Management does not expect the costs of the Company's Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. Presently, based on information available, the Company cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely effect the Company.

         The Company has designated personnel responsible to not only identify and respond to these issues, but also to develop a contingency plan in the event that a problem arises after the turn of the century.The Company is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of the Company's or significant third party computer systems on January 1, 2000. The Company has not completed any contingency plans to date. Specific contingency plans will be developed in response to the results of testing scheduled to be complete by October 1999, as well as the assessed probability and risk of system or equipment failure. These contingency plans may include installing backup computer systems or equipment, temporarily replacing systems or equipment with manual processes, and identifying alternative suppliers, service companies and purchasers. The Company expects these plans to be complete by December 1999.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain information contained in this Annual Report on Form 10-K (as well as certain other written or oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, all statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements regarding the the levels of capital expenditures for 1999 and succeeding periods, the availability of sources of capital to fund these capital expenditures and the Company's other working capital and operational requirements, the Company's business strategy, worldwide prices for crude oil and natural gas, the Company's ability to raise additional long-term capital, the Company's success in dealing with its lenders, future governmental regulation, future oil and natural gas reserves, future drilling and development opportunities and operations, future acquisitions, future production of oil and natural gas (and the prices thereof and costs therefor), anticipated results of hedging activities, future capital expenditures and future net cash flows, are forward-looking statements and may contain information concerning financial results, economic conditions, trends and known uncertainties. Such statements reflect the Company's current views with respect to future events and financial performance, and involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of these various risks and uncertainties, including, without limitation, (i) factors discussed below such as natural gas price fluctuations and markets, uncertainties of estimates of reserves and future net revenues, the success of the Company's drilling programs, competition in the oil and natural gas industry, operating risks, risks associated with acquisitions, future need for and availability of capital, and regulatory and environmental risks, (ii) adverse changes to the properties acquired in the Transactions and the interests subject to the Lobo Lease or the failure of the Company to achieve the anticipated benefits of the Transactions and the interests subject to the Lobo Lease, (iii) adverse changes in the market for the Company's oil and natural gas production and (iv) those additional factors discussed immediately below and under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Business" and Item 2. "Properties" and elsewhere in this Annual Report on Form 10-K.

INCURRENCE OF SUBSTANTIAL INDEBTEDNESS

         As of December 31, 1998, the Company had $147.1 million ($144.8 million, net of unamortized discount) of indebtedness outstanding (including current maturities of long-term indebtedness) as compared to a shareholder's deficit of $11.2 million. The indenture limits the amounts of borrowings under bank facilities, including borrowings under the Credit Facility. In addition, as of March 31, 1999, due to borrowing base reductions, the Company has no borrowing capacity remaining under the Credit Facility. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Financing Arrangements".

         This level of indebtedness may pose substantial risks to the Company, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future, whether for working capital, capital expenditures, acquisitions or other purposes, may be impaired; (ii) a portion of the Company's cash flow from operations is required to be dedicated to the payment of interest on its debt, thereby reducing funds available to the Company for other purposes; (iii) the Company may not generate sufficient cash flow to pay the principal of and interest on the Series B Notes; (iv) the Company's flexibility in planning for or reacting to changes in market conditions may be limited; and (v) the Company may be more vulnerable given current prevailing industry conditions. In addition, the Company's earnings have been insufficient to meet its fixed charges.

         The ability of the Company to meet its debt service obligations, including with respect to the Series B Notes, will depend on the future operating performance and financial results of the Company, which will be subject in part to factors beyond the control of the Company. Further, if the Company is unsuccessful in increasing its proved reserves, the future net revenues from existing proved reserves may not be sufficient to pay the principal of and interest on the

Series B Notes in accordance with their terms. There can be no assurance that the Company will continue to generate earnings in the future sufficient to cover its fixed charges. If the Company is unable to generate earnings in the future sufficient to cover its fixed charges and is unable to borrow sufficient funds to cover such charges, it may be required to refinance all or a portion of its debt or to sell all or a portion of its assets. There can be no assurance that a refinancing would be possible, nor can there be any assurance as to the timing of any asset sales or the proceeds that the Company could realize therefrom. In addition, the Credit Agreement contains certain covenants by the Company, including (i) limitations on additional indebtedness and on guaranties by the Company except as permitted under the Credit Agreement, (ii) limitations on additional investments except those permitted under the Credit Agreement and (iii) restrictions on dividends or distributions on or repurchases or redemptions of capital stock by the Company, except for those involving repurchases of MHI capital stock which may not exceed $500,000 in any fiscal year. Also, the Credit Agreement requires the Company to maintain and comply with certain financial covenants and ratios, including a minimum interest coverage ratio, a minimum current ratio and a covenant requiring that the Company's general and administrative expenses may not exceed 12.5% of the Company's gross revenues in any calendar year. See "--Restrictions Imposed by Lenders," "--Future Need for and Availability of Capital" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financing Arrangements."

EFFECTIVE SUBORDINATION OF THE SERIES B NOTES

         The Series B Notes are senior unsecured obligations of the Company and rank in parity with all existing and future Senior Indebtedness of the Company, including any indebtedness incurred under the Credit Facility, and senior in right of payment to all future Subordinated Indebtedness of the Company. Holders of secured Indebtedness of the Company, including under the Credit Facility, will have claims with respect to assets constituting collateral for such Indebtedness that are prior to the claims of the Holders of the Series B Notes. In the event of a default on the Series B Notes, or a bankruptcy, liquidation or reorganization of the Company, such assets will be available to satisfy obligations with respect to the indebtedness secured thereby before any payment therefrom could be made on the Series B Notes. Accordingly, the Series B Notes will be effectively subordinated to claims of secured creditors of the Company to the extent of such pledged collateral. As of March 31, 1999, the Company had $23.0 million of secured indebtedness.

RESTRICTIONS IMPOSED BY LENDERS

         The Indenture and the Credit Agreement governing the terms of the Credit Facility impose significant operating and financial restrictions on the Company. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make certain capital expenditures, pay dividends, repay or repurchase indebtedness prior to its stated maturity or engage in mergers or acquisitions. These restrictions could also limit the ability of the Company to effect future financings, make needed capital expenditures, withstand a future downturn in the Company's business or the economy in general, or otherwise conduct necessary corporate activities. Any failure by the Company to comply with these restrictions could lead to a default under the terms of such indebtedness and the Series B Notes. In the event of default, the holders of such indebtedness could elect to declare all of the funds borrowed pursuant thereto to be due and payable together with accrued and unpaid interest. In such event, there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company. In addition, the Company's indebtedness under the Credit Facility is secured by a substantial oprtion of the assets and properties of the Company. The pledge of such collateral to the Company's secured lenders could impair the Company's ability to obtain additional financing on favorable terms. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Financing Arrangements."

FUTURE NEED FOR AND AVAILABILITY OF CAPITAL

         The Company anticipates that it will require additional financing to effect both future property acquisitions and continue its development programs. The Company or MHI may seek funds through the sale of debt or equity securities, which could significantly dilute the ownership of the Company's or MHI's existing shareholders. In addition, if necessary (and permitted under the terms of the indenture), the Company or MHI may seek funds from project financing, strategic alliances or other sources, all of which may dilute the interest of the Company in the specific project financed. The Company's ability to access additional capital is dependent upon the Company's outstanding commitments and financial condition, and the financial strength of the capital markets at such time. There can be no assurance that such additional financing can be obtained or, if so, obtained on terms acceptable to the Company.

         Future cash flows and the availability of credit are subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas and the Company's success in locating and producing new reserves. If revenues were to decrease as a result of lower oil and natural gas prices, decreased production or otherwise, the Company could have limited ability to replace its reserves or to maintain production at current levels, resulting in a decrease in production and revenues over time. The Company has budgeted approximately $27.0 million for capital expenditures in 1999, exclusive of acquisitions. The Company expects to use cash flow from operations and from borrowings or other capital sources to fund these expenditures. However, the Company's borrowing base under the Credit Facility has been reduced from $35 million to $23 million, substantially all of which is currently drawn. If the Company's cash flow from operations and availability of funds from other capital sources are not sufficient to satisfy its capital expenditure requirements capital expenditures may be reduced. There can be no assurance that additional debt or equity financing will be available. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

VOLATILITY OF NATURAL GAS AND OIL PRICES

         The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, natural gas and, to a lesser extent, the price of oil. Historically, the prices of oil and natural gas have been volatile and are likely to continue to be volatile in the future and are dependent upon numerous factors such as weather, domestic and foreign political and economic conditions, the overall level of international and domestic demand for oil and natural gas, domestic and international regulatory developments, domestic and international severance and excise taxes, competition from other sources of energy and the availability of pipeline capacity. The Company is affected more by fluctuations in natural gas prices than oil prices, because the majority of its production is natural gas. The volatile nature of the energy markets and the unpredictability of actions of OPEC members make it impossible to predict future prices of natural gas and oil with any certainty. Prices of natural gas and oil are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond the control of the Company. Any significant decline in natural gas and oil prices would have a material adverse effect on the Company's results of operations and financial condition, its ability to fund operations and capital expenditures, the book value of its natural gas and oil properties and its ability to meet its debt service requirements. Although the Company may enter into hedging arrangements from time to time to reduce its exposure to price risks in the sale of its natural gas and oil, substantially all of the Company's production will remain subject to natural gas and oil price fluctuations.

DEPENDENCE ON DISTRIBUTION AND PROCESSING SYSTEMS

         The marketability of the Company's natural gas and oil production depends upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities which are not owned by the Company. The unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Moreover, substantially all of the Company's properties rely on the same gathering systems, transportation lines and processing plants. In addition, federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect the Company's ability to produce and market its natural gas and oil on a profitable basis. Any significant change in the Company's ability to market its production could have a material adverse effect on the Company's financial condition and results of operations.

CONCENTRATION OF PRODUCING PROPERTIES

         The Company's production of natural gas and oil is concentrated within an approximate 120 square mile area in the Lobo Trend. Any impairment or material reduction in the expected size of the reserves attributable to the Company's wells, any material harm to the producing reservoirs from which these wells produce or any significant governmental regulation with respect to any of these wells, including curtailment of production or interruption of transportation of production, could have a material adverse effect on the Company's financial condition and results of operations.

DRILLING RISKS

         The Company's revenues, operating results and future rate of growth will be dependent upon the success of its drilling program. Oil and natural gas drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The timing and cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Oil and natural gas drilling remains a speculative activity notwithstanding the Company's use of 3-D seismic data. Even when fully utilized and properly interpreted, 3-D seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present in such structures. In addition, the use of 3-D seismic data and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies and the Company could incur losses as a result of such expenditures. Furthermore, completion of a well does not assure a profit on the investment or a recovery of any portion of drilling, completion or operating costs.

         Unsuccessful drilling activities could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company's overall drilling success rate or its drilling success rate within a particular project area will not decline. The Company may choose not to acquire option and lease rights prior to acquiring seismic data and, in many cases, the Company may identify a prospect or drilling location before seeking option or lease rights in the prospect or location. Although the Company has identified or budgeted for numerous drilling prospects, there can be no assurance that such prospects will ever be leased or drilled (or drilled within the scheduled or budgeted time frame) or that oil or natural gas will be produced from any such prospects or any other prospects. In addition, prospects may initially be identified through a number of methods, some of which do not include interpretation of 3-D or other seismic data. Actual drilling and results are likely to vary from such statistical results and such variance may be material. Similarly, the Company's drilling schedule may vary from its capital budget because of future uncertainties, including those described above. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ABILITY AND NEED TO REPLACE RESERVES

         The Company's future success depends upon its ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Unless the Company successfully replaces the reserves that it produces through successful development, exploration or acquisition, the Company's proved reserves will decline. Further, substantially all of the Company's estimated proved reserves at December 31, 1998 were located in the Lobo Trend, where wells are characterized by high initial production followed by rapid initial decline rates and a relative flattening of production thereafter. Additionally, approximately 61.3% of the PV-10 Value of the Company's total estimated proved undeveloped reserves as of December 31, 1998 was attributable to undeveloped reserves. Recovery of such reserves will require significant capital expenditures and successful drilling operations, and there can be no certainty regarding the results of developing these reserves. The Company's business strategy is to add reserves by pursuing an active development drilling program on its properties (including the properties acquired in the Transactions) and on additional properties that it may acquire in the future. There can be no assurance that the Company will drill the number of wells currently projected or that the production from these new wells will be sufficient to replace production from existing wells during such period. To the extent the Company is unsuccessful in replacing or expanding its estimated proved reserves, the Company may be unable to pay the principal of and interest on the Series B Notes in accordance with their terms, or otherwise to satisfy certain of its covenants contained in the Indenture.

UNCERTAINTY OF ESTIMATES OF RESERVES AND FUTURE NET REVENUES

         The proved developed and undeveloped oil and natural gas reserve data presented in this Report are estimates based on reserve reports prepared by independent petroleum engineers, as well as internally generated reports by the Company. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of economically recoverable oil and natural gas reserves and of future net revenues necessarily depend upon a number of variable factors and assumptions, such as assumed production, which is based in part on an assessment of historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made (including assumptions required by the SEC), as to oil and natural gas prices, drilling, workover, remedial and operating expenses, capital expenditures, severance and ad valorem taxes and availability of funds, and may be subject to material adjustment. Estimates of proved undeveloped reserve quantities, which comprise 73% of the Company's total proved reserves as of December 31, 1998, are, by their nature, much less certain than proved developed reserves. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. Any significant variance in the assumptions could materially affect estimates of economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom. The estimates of future net revenues contained herein reflect oil and natural gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized, estimated production volumes will be produced or proved undeveloped reserves will be developed during the period specified in such reports. Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves. In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by the Company for purposes of the reserve report. See "Item 2. Properties--Oil and Natural Gas Reserves." The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and natural gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on the Company's financial condition and results of operations.

         In addition, the PV-10 Value of the Company's proved oil and natural gas reserves does not necessarily represent the current or fair market value of such proved reserves, and the 10% discount rate required by the SEC may not reflect current interest rates, the Company's cost of capital or any risks associated with the development and production of the Company's proved oil and natural gas reserves. In accordance with applicable SEC requirements, proved reserves and the future net revenues from which PV-10 Value is derived are estimated using prices and costs at the date of the estimate held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). The Company emphasizes with respect to such estimates that the discounted future net cash flows should not be construed as representative of the fair market value of the proved oil and natural gas properties belonging to the Company, because discounted future net cash flows are based upon projected cash flows that do not provide for changes in oil and natural gas prices or for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Actual results may differ materially from the results estimated. The estimated future net revenues attributable to the Company's proved oil and natural gas reserves are based on prices in effect at December 31, 1998 ($1.85 per Mcf of natural gas and $9.17 per Bbl of oil), which may be materially different than actual future prices. See "Item 2. Properties--Oil and Natural Gas Reserves."

RISKS ASSOCIATED WITH ACQUISITIONS

         The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact. In connection with its assessment of a potential acquisition, the Company performs a review of the subject properties that it believes to be generally consistent with industry practices, including examination of contingencies associated with the properties. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess the deficiencies and capabilities of such properties. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurance that the Company will be able to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Furthermore, there can be no assurance that competition for acquisition opportunities in these industries will not escalate, thereby increasing the cost to the Company of making further acquisitions or causing the Company to refrain from making further acquisitions. In addition, there can be no assurance that any acquisition of property interests by the Company will be successful and, if unsuccessful, that such failure will not have a material adverse effect on the Company's future results of operations and financial condition. The Company's current inability to borrow to fund its capital expenditures will, for so long as it continues, adverse affect its ability to fund its acquisition strategy.

OPERATIONAL HAZARDS AND UNINSURED RISKS

         Oil and natural gas drilling activities are subject to numerous risks, many of which are beyond the Company's control, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure irregularities information, equipment failures or accidents, adverse weather conditions, title problems and shortages or delays in the delivery of equipment. The Company's future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on future results of operations and financial condition.

         In addition, oil and natural gas operations involve hazards such as fire, explosion, blowout, pipe failure, casing collapse, unusual or unexpected formation pressures and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any one of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. Although the Company maintains insurance against certain risks that it believes are customarily insured against by companies in the industry of comparable size and scope of operations, such insurance does not cover all of the risks and hazards involved in oil and natural gas exploration, drilling and production because insurance is unavailable at economic rates, there are limitations in the Company's insurance policies or for other reasons. Even if coverage does exist, it may not be sufficient to pay the full amount of liabilities incurred, and there can be no assurance that such insurance will continue to be available on terms acceptable to the Company. Any uninsured loss could have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION IN THE OIL AND NATURAL GAS INDUSTRY

         The Company encounters competition from other oil and natural gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. Properties within the Lobo Trend are characterized by large tracts (typically 5,000 to 50,000 acres) that have been owned by the same families for generations. Securing leases or necessary permits and approvals for 3-D seismic shoots depends heavily on developing and maintaining favorable relationships with the surface owners. The Company's competitors, particularly in the Lobo Trend, include major integrated oil and natural gas companies and independent oil and natural gas companies, individuals and drilling and income programs. Most of its competitors are large, well-established companies with substantially larger operating staffs and significantly greater capital resources than those of the Company and which, in many instances, have been engaged in the oil and natural gas business for a much longer time than the Company. Such companies may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than could the Company, given its limited financial and human resources. There can be no assurance that the Company will be able to secure the necessary financing or industry partners or evaluate and select suitable properties and consummate transactions in this highly competitive environment. See "Item 1. Business-- Competition."

PROPERTY IMPAIRMENT CHARGES

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of an asset may not be recoverable. The net book value of an asset is reduced to fair value if the sum of expected undiscounted future net cash flows from the use of the asset is less than the net book value of the asset. Under SFAS No. 121 the Company evaluates impairment of oil and natural gas properties on a field basis. Applying SFAS No. 121, the Company recognized non-cash property impairment charges of $5.4 million, $238,000 and $156,000 as of December 31, 1998, 1997 and 1996, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." Significant declines in oil or natural gas prices or downward revisions of reserve estimates could adversely impact the Company's estimates of future net revenues from its proved reserves and consequently could result in future non-cash impairment charges against the Company's results of operations.

DEPENDENCE OF KEY PERSONNEL

         The Company is dependent upon the efforts and skills of key executives of the Company, including Glenn D. Hart, Chairman of the Board and Chief Executive Officer, Michael G. Farmar, President and Chief Operating Officer, and Jerry F. Holditch, Vice President-Exploration. The loss of any of these officers or other key personnel could have a material adverse effect on the Company. Further, as the Company grows its asset base and scope of operations as a result of the Transactions and other future acquisitions, its future profitability will depend upon the Company's ability to attract and retain additional qualified personnel.

CONTROL BY CERTAIN SHAREHOLDERS

         The Company is a wholly-owned subsidiary of MHI, which in turn is principally owned by the management of the Company and MHI. Four of the Company's directors, three of whom are also executive officers of the Company, beneficially owned 701,550 shares of common stock of MHI (the "Common Stock") representing, in the aggregate, approximately 91% of the outstanding Common Stock. Such owners, should they act together, would have sufficient voting power to (i) elect the entire Boards of Directors of the Company and MHI, (ii) exercise control over the business, policies and affairs of the Company and MHI and (iii) in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval such as (a) any amendment to the Company's Articles of Incorporation, (b) the authorization of additional shares of capital stock and (c) any merger, consolidation or sale of all or substantially all of the assets of the Company which could prevent or cause a change of control of the Company.

REGULATORY AND ENVIRONMENTAL RISKS

         Oil and natural gas operations are subject to various federal, state and local governmental regulations which may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations.

         The Company's operations currently are located primarily in Texas. Thus, the Company's business is subject to environmental regulation on the state level primarily by the Railroad Commission of Texas and the Texas Natural Resource Conservation Commission. The Railroad Commission of Texas regulations may require on the Company to obtain permits and drilling bonds for the drilling of wells. Additionally, the Railroad Commission of Texas regulates the spacing of wells, plugging and abandonment of such wells and the remediation of contamination caused by most types of exploration and production wastes. The Railroad Commission requirements for remediation of contamination are, for the most part, administered on a case-by-case basis. The Company expects that such regulations will be formalized in the future and will in all likelihood become more stringent.

         Currently, federal regulations provide that drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas are exempt from regulation as "hazardous waste." To the extent that the Company's operations produce wastes that do not fall within this exemption, the storage, handling and disposal of those wastes are regulated on the state level by the Texas Natural Resource Conservation Commission. From time to time, legislation has been proposed to eliminate or modify this exemption. Should the exemption be modified or eliminated, wastes associated with oil and natural gas exploration and production would be subject to more stringent regulation. On the federal level, the Company's operations may be subject to various federal statutes, including the Natural Gas Act, the Comprehensive Environmental Response, Compensation the Liability Act, the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Oil Pollution Act, as well as by regulations promulgated pursuant to these actions.

         These regulations subject the Company to increased operating costs and potential liability associated with the use and disposal of hazardous materials. Although these laws and regulations have not had a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company will not be required to make material expenditures in the future. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by the Company.

         Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its operations to be suspended. Such liability or suspension of operations could have a material adverse effect on the Company's business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those items at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. As discussed in
Note 5 to the Financial Statements, the Company has historically hedged a portion of its future gas production using gas swap contracts. These contracts are a hedge of the Company's exposure to the variability of future cash flows due to potential decreases in gas prices. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The extent of the impact of adopting SFAS No. 133 on the Company's consolidated financial position, results of operations, or cash flows will be a function of the open derivative contracts at the date of adoption. As of December 31, 1998, the Company can not estimate the impact of SFAS 133 on the consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEDGING ACTIVITIES

         From time to time, the Company has utilized hedging transactions including swaps, put options and costless collars, with respect to a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's hedging transactions to date were carried out in the over-the-counter market and the obligations of the counterparties have been guaranteed by entities with at lest an investment grade rating or secured by letters of credit. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contracts nor the unrealized gains or losses on these contracts are recognized in the financial statements. In addition, if the Company's reserves are not produced at the rates estimated by the Company due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, or otherwise, the Company would be required to satisfy its obligations under potentially unfavorable terms. The Company may be at a risk for basis differential, which is the difference in the quoted financial price for contract settlement and the actual physical point of delivery price. Substantial variations between the assumptions and estimates used by the Company in its hedging activities and actual results experienced could materially adversely affect the Company's financial condition and its ability to manage risk associated with fluctuations in oil and natural gas prices.

         The annual average oil and natural gas prices received by the Company have fluctuated significantly over the past three years. Approximately 54%, 72% and 48% of the Company's production was hedged during the years ended December 31, 1996, 1997 and 1998, respectively. The Company's weighted average natural gas price received per Mcf (including the effects of hedging transactions) was $2.15, $2.33 and $2.07 during the years ended December 31, 1996, 1997 and 1998, respectively. Hedging transactions resulted in a ($0.24), ($0.32) and $0.01 (reduction) increase in the Company's weighted average natural gas price received per Mcf in 1996, 1997 and 1998, respectively. The fair value of these hedging contracts was $(1.1 million), $(1.1 million) and $2.1 million as of December 31, 1996, 1997, and 1998, respectively.

         As of December 31, 1998, the Company had entered into commodity price hedging contracts with respect to its gas production for 1999 and 2000 as follows:

                                                              PRICE PER MMbtu
                                             ------------------------------------------------
                                                         COLLAR
                               VOLUME IN     -------------------------------
         PERIOD                  MMbtu           FLOOR            CEILING        STRIKE PRICE
-------------------------      ---------     -------------     -------------     ------------
Jan 1999 - Dec 1999
Put option                       600,000                                            $2.25
Costless collar                1,800,000         $2.25            $2.99
Costless collar                1,800,000         $2.00            $2.22
Costless collar                2,400,000         $2.15            $2.38
Costless collar                1,800,000         $1.98            $2.22
Costless collar                1,200,000         $2.15            $2.36

Jan 2000 - April 2000
Costless collar                  600,000         $2.00            $2.22
Costless collar                1,200,000         $2.15            $2.38
Costless collar                  600,000         $1.98            $2.22
Costless collar                  600,000         $2.15            $2.36

         These hedging transactions are settled based on settlement prices relative to a Houston Ship Channel Index. With respect to any particular costless collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For put options, the counterparty is required to make payment to the Company if the settlement price for any settlement period is below the strike price for such transaction. The Company is not required to make any payment in connection with the settlement of put options. The premium paid by the Company for the put option was approximately $229,500. As of December 31, 1998, approximately $76,500 remains unamortized.

The borrowings under the Credit Facility and the value of the $135 million Series B Notes are subject to market fluctuations as influenced by certain economic factors and events. The interest rate for borrowings under the Credit Facility are determined at one of two floating interest rates (ABR rate or Eurodollar rate) plus 0.5% to 2.25% at the election of the Company. Thus, the fair value of the Credit Facility approximates its market value. The fair value of the $135 million Series B Notes was approximately $120 million at December 31, 1998 and the effective interest rate was 12.04%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.......................................... 31
Consolidated Balance Sheets................................................ 32
Consolidated Statement of Operations....................................... 33
Consolidated Statement of Stockholder's Deficit............................ 34
Consolidated Statement of Cash Flows....................................... 35
Notes to Consolidated Financial Statements................................. 36

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Michael Petroleum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's deficit, and cash flows present fairly, in all material respects, the financial position of Michael Petroleum Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       PricewaterhouseCoopers LLP


Houston, Texas
March 31, 1999

MICHAEL PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

                                                                           DECEMBER 31,
                                                                     ----------------------
                                                                       1997          1998
                                                                     -------       --------
                                          ASSETS
Current assets:
  Cash and cash equivalents                                          $   782       $    430
  Receivables:
    Accrued oil and gas sales                                          3,991          5,362
    Joint interest and other                                             481          1,004
  Note receivable                                                        --           1,500
  Prepaid expenses and other                                               1            655
                                                                     -------       --------
      Total current assets                                             5,255          8,951

Oil and gas properties (successful efforts method), at cost           34,977        155,867
Less:  accumulated depletion, depreciation and amortization           (6,966)       (24,989)
                                                                     -------       --------

                                                                      28,011        130,878

Deferred income taxes                                                                 1,876
Other assets                                                             351          5,577
                                                                     -------       --------

      Total assets                                                   $33,617       $147,282
                                                                     =======       ========

                         LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Accounts payable:
    Trade                                                            $ 3,746       $  7,202
    Revenue distribution                                               1,756          1,723
  Accrued interest                                                       263          4,076
  Accrued liabilities                                                     35            554
  Current portion of long-term debt                                    8,056             41
                                                                     -------       --------

      Total current liabilities                                       13,856         13,596

Long-term debt                                                        19,885        144,842
Deferred income taxes                                                  1,791            --
                                                                     -------       --------

      Total liabilities                                               35,532        158,438

Commitments and contingencies (Note 10)

Stockholder's deficit:
  Preferred stock ($.10 par value, 50,000,000 shares authorized, no shares issued)
  Common stock ($.10 par value, 100,000,000 shares authorized,
    10,000 shares issued and outstanding)                                  1              1
  Additional paid-in capital                                             610            610
  Accumulated deficit                                                 (2,526)       (11,767)
                                                                     -------       --------

      Total stockholder's deficit                                     (1,915)       (11,156)
                                                                     -------       --------

      Total liabilities and stockholder's deficit                    $33,617       $147,282
                                                                     =======       ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MICHAEL PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

                                                                       YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1996         1997         1998
                                                                -------      -------      --------
Revenues:
  Oil and natural gas sales                                     $ 3,594      $ 9,139      $ 22,668
  Gain on sale of oil and natural gas properties                    182          -              50
                                                                -------      -------      --------

                                                                  3,776        9,139        22,718
                                                                -------      -------      --------

Operating expenses:
  Production costs                                                1,931        1,870         4,118
  Depletion, depreciation and amortization                        1,024        3,651        12,620
  Impairment of oil and natural gas properties                      156          238         5,424
  Exploration                                                        46          333            85
  General and administrative                                        424          980         1,802
                                                                -------      -------      --------

                                                                  3,581        7,072        24,049
                                                                -------      -------      --------

Operating income (loss)                                             195        2,067        (1,331)
                                                                -------      -------      --------

Other income (expense):
  Interest income and other                                          30           46           235
  Interest expense and other                                       (924)      (2,109)      (12,281)
                                                                -------      -------      --------

                                                                   (894)      (2,063)      (12,046)

(Loss) income before income taxes and extraordinary item           (699)           4       (13,377)
Provision (benefit) for income taxes                              1,780           11        (4,667)
                                                                -------      -------      --------
Loss before extraordinary item                                   (2,479)          (7)       (8,710)

Extraordinary item - extinguishment of T.E.P. Financing,
  net of tax of $285                                                -            -           (531)
                                                                -------      -------      --------

Net loss                                                        $(2,479)     $    (7)     $ (9,241)
                                                                =======      =======      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MICHAEL PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
For the years ended December 31, 1996, 1997 and 1998
(In thousands of dollars, except per share data)

                                                    COMMON STOCK
                                                  -----------------     ADDITIONAL
                                                                          PAID-IN      ACCUMULATED
                                                  SHARES     AMOUNT      CAPITAL         DEFICIT         TOTAL
                                                  ------     ------     ----------     -----------     --------
Balance, December 31, 1995                            10       $1          $455         $    (31)      $    425

Dividend to MHI                                                                               (9)            (9)

Issuance of warrants in conjunction with T.E.P.
  Financing                                                                 155                             155

Net loss                                                                                  (2,479)        (2,479)
                                                   ----       ---          ----         --------       --------
Balance, December 31, 1996                           10        $1           610           (2,519)        (1,908)

Net loss                                                                                      (7)            (7)
                                                   ----       ---          ----         --------       --------
Balance, December 31, 1997                           10        $1           610           (2,526)        (1,915)

Net loss                                                                                  (9,241)        (9,241)
                                                   ----       ---          ----         --------       --------
Balance December 31, 1998                            10        $1          $610         $(11,767)      $(11,156)
                                                   ====       ===          ====         ========       ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MICHAEL PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

                                                                            YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                       1996         1997           1998
                                                                     --------     --------      ---------
Cash flows from operating activities:
  Net loss                                                           $ (2,479)    $     (7)     $  (9,241)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depletion, depreciation and amortization                          1,024        3,651         12,620
      Impairment of oil and natural gas properties                        156          238          5,424
      Deferred income taxes                                             1,780           11         (4,952)
      Extraordinary item - extinguishment of T.E.P.
        Financing, net of taxes                                           --           --             470
      Gain on sale of oil and gas properties                             (182)         --             (50)
      Abandonment of oil and gas properties                               --           249             35
      Amortization of debt and bond issuance costs                        --           --             619
      Amortization of deferred loss on early termination of
        commodity swap agreement                                          --           --             712
      Amortization of discount on debt                                     43          131            205
      Changes in assets and liabilities:
        Accounts receivable - accrued oil and gas sales                (1,189)      (2,333)        (1,370)
        Accounts receivable - joint interest and other                   (682)         562           (514)
        Prepaid expenses and other                                          2           72         (1,236)
        Accounts payable - trade                                        1,350          710         (1,769)
        Accounts payable - revenue distribution                           846          296            (32)
        Accrued interest                                                   73         (121)         3,813
        Accrued liabilities                                               106            7            518
                                                                     --------     --------      ---------

          Net cash provided by operating activities                       848        3,466          5,252
                                                                     --------     --------      ---------

Cash flows from investing activities:
  Additions to oil and gas properties                                 (14,981)     (14,963)      (114,978)
  Proceeds from sale of oil and gas properties                            228          --             150
  Issuance of note receivable                                             --           --          (1,500)
                                                                     --------     --------      ---------

          Net cash used in investing activities                       (14,753)     (14,963)      (116,328)
                                                                     --------     --------      ---------

Cash flows from financing activities:
  Proceeds from long-term debt                                         17,329       14,238        145,603
  Payments on long-term debt                                           (2,130)      (3,114)       (29,314)
  Dividend to MHI                                                          (9)         --             --
  Additions to deferred loan costs                                       (440)         (26)        (5,565)
                                                                     --------     --------      ---------

          Net cash provided by financing activities                    14,750       11,098        110,724

Net increase (decrease) in cash and cash equivalents                      845         (399)          (352)

Cash and cash equivalents, beginning of period                            336        1,181            782
                                                                     --------     --------      ---------

Cash and cash equivalents, end of period                             $  1,181     $    782      $     430
                                                                     ========     ========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MICHAEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Michael Petroleum Corporation and Subsidiaries (the "Company" or "MPC") is engaged in the acquisition, exploration and development of oil and natural gas properties principally located in the Lobo Trend of South Texas. The Company was incorporated in June 1982. The Company, which was owned by the stockholders of Michael Holdings, Inc. ("MHI"), became a wholly-owned subsidiary of MHI on July 1, 1996 in a transaction accounted for at historical cost as a reorganization of entities under common control.

     On March 25, 1998, the Company was merged with and into Michael Gas Production Company ("MGPC"), which was also a wholly-owned subsidiary of MHI. Following the merger, MGPC changed its name to MPC. This transaction was accounted for at historical cost as a reorganization of entities under common control. The consolidated financial statements reflect the financial position, results of operations and cash flows of the combined companies for all periods presented as if the merger had occurred on December 31, 1995. The consolidated financial statements contain the accounts of the Company after elimination of all significant intercompany balances and transactions.

     As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, as evidenced by the recent volatility of oil and gas prices, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's consolidated financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and access to capital. Natural gas approximates 87% and 97% of the Company's proved reserves at December 31, 1998 and 1997, respectively.

     CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term highly liquid investments that have an original maturity of three months or less. The Company maintains its cash with two financial institutions. The Company periodically assesses the financial condition of the institutions and believes that any possible credit risk is minimal.

     OIL AND GAS PROPERTIES

     The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.

     Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered to be not realizable.

     Depletion, depreciation and amortization ("DD&A") of development costs and acquisition costs of proved oil and gas properties is provided using the units-of-production method based on proved developed reserves and proved reserves, respectively. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The estimated restoration, dismantlement and abandonment costs are expected to be offset by the estimated residual value of lease and well equipment.

     Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as recoveries of costs.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     IMPAIRMENT OF OIL AND GAS PROPERTIES

     The net book value of an asset is reduced to fair value if the sum of expected undiscounted future net cash flows from the use of the asset is less than the net book value of the asset. The Company evaluates impairment of its oil and gas properties on a field basis. The Company makes a determination of any market changes or performs a periodic review of all fields each year.

     NATURAL GAS BALANCING

     The Company incurs natural gas production volume imbalances in the ordinary course of business on jointly owned properties. The Company follows the sales method to account for such imbalances. Under this method, revenue is recorded based on the Company's net revenue interest in production taken for delivery. The Company records a liability if its sales of gas volumes in excess of its entitlements from a jointly owned reservoir exceed its interest in the remaining estimated natural gas reserves of such reservoir. Volumetric production is monitored to minimize imbalances, and such imbalances were not significant at December 31, 1997 and 1998.

     OTHER ASSETS

     Other assets include loan origination costs which are amortized on a straight-line basis over the term of the related obligation.

     INCOME TAXES

     Through June 30, 1996, the Company was taxed under the provisions of "Subchapter S" of the Internal Revenue Code, which provides that the individual shareholders are liable for federal income taxes on the Company's taxable income. Accordingly, no provision for federal income taxes is reflected in the consolidated statement of operations for periods ending prior to June 30, 1996. Effective July 1, 1996, the Company began filing a consolidated federal income tax return with MHI.

     Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits are earned. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. The Company calculates current and deferred taxes on an individual company basis.

     STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations to account for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     PRICE RISK MANAGEMENT ACTIVITIES

     The Company periodically uses swaps, put options and costless collars to hedge or otherwise reduce the impact of natural gas price fluctuations. Gains and losses resulting from changes in the market value of the financial instruments utilized as hedges are deferred and recognized in the statement of operations, together with the gain or loss on the hedged transaction, as the physical production is sold under the relevant contracts. Cash flows resulting from the Company's risk management activities are classified in the accompanying statement of cash flows in the same category as the item being hedged.

     These instruments are measured for effectiveness on an enterprise basis both at the inception of the contract and on an ongoing basis. If these instruments are terminated prior to maturity, resulting gains or losses continue to be deferred until the hedged item is recognized in income.

     In connection with these hedging transactions, the Company may be exposed to nonperformance by other parties to such agreements, thereby subjecting the Company to current natural gas prices. However, the Company only enters into hedging contracts with large financial institutions and does not anticipate nonperformance.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's receivables are within the oil and gas industry, primarily from purchasers of oil and gas and joint venture participants. Collectibility is dependent upon the general economic conditions of the purchasers and the oil and gas industry. The receivables are not collateralized and to date, the Company has had minimal bad debts.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, and accounts payable approximate their fair value. The fair value of the Company's long-term debt and derivative financial instruments are estimated using current market quotes.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to the assessment of impairment of proved and unproved oil and gas properties, depreciation, depletion, and amortization expense, proved oil and gas reserves and utilization of deferred tax assets. Actual results could differ from these estimates.

2.   OIL AND GAS PROPERTY TRANSACTIONS:

     In August 1996, the Company acquired certain oil and natural gas properties in Webb County and Zapata County, Texas (the "1996 Acquisition") for approximately $11.8 million. As a result, unaudited pro forma revenues and income from continuing operations for the year ended December 31, 1996 were $8,730,000 (unaudited) and $2,497,000 (unaudited), respectively.

     In March 1998, the Company completed the acquisition of interests in certain oil and natural gas properties in Webb County, Hildago County and Zapata County, Texas, and certain related seismic data from Enron Oil & Gas Company (the "Enron Acquisition") for $45.8 million.

     In April 1998, the Company completed the acquisition of certain oil and natural gas leases in Webb County, Texas, from Conoco Inc. (the "Conoco Acquisition") for $22.5 million.

     In April 1998, the Company entered into a lease with Mobil effective as of January 1, 1998 in the Lobo Trend (the "Lobo Lease"). Consideration for the Lobo Lease is in the form of future deliveries of 4 Bcf of gas, which commenced May 1, 1998 and terminated December 31, 1998. On April 23, 1998, the Company entered into a contract to secure delivery of this volume of gas for consideration of $9.98 million.

     The following pro forma data presents the results of the Company for the years ended December 31, 1997 and 1998, as if the acquisitions of the Lobo Lease, the Conoco Acquisition and the Enron Acquisition had occurred on January 1, 1997. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and natural gas revenues, production costs, depreciation, and depletion related to the properties acquired, interest on borrowed funds, and related income tax effects (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                         1997              1998
                                                        -------           -------
                                                               (UNAUDITED)
          Pro forma:
            Revenues                                    $31,209           $26,563
            Loss from continuing operations              (1,465)           (9,375)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands):

                                                                                                              DECEMBER 31,
                                                                                                      ---------------------------
                                                                                                        1997               1998
                                                                                                      --------           --------
          11 1/2% Senior Notes due 2005                                                                      -           $135,000
          Credit Facility                                                                                    -             12,000
          Notes payable under the comprehensive credit agreement                                      $ 28,266                  -
          Installment notes to financial institutions, payable monthly, interest at rates ranging from 3.9% to 11.26%, due April 1996 to September 2001, collateralized
            by vehicles and office equipment                                                               139                 65
          Note payable to an individual, payable monthly, interest at 8%, due February 2000,
            unsecured                                                                                       17                  9
                                                                                                      --------           --------

                                                                                                        28,422            147,074
                                                                                                      --------           --------

          Unamortized original issue discount on Senior Notes                                                              (2,191)

          Unamortized discount on note payable under comprehensive credit agreement                       (481)                 -
                                                                                                      --------           --------

          Total long-term debt                                                                          27,941            144,883
                                                                                                      --------           --------

          Less:  current portion                                                                        (8,056)               (41)
                                                                                                      --------           --------

              Long-term debt                                                                           $19,885           $144,842
                                                                                                      ========           ========

     Estimated annual principal payments at December 31, 1998 are as follows (in thousands):

                         1999                                                                         $     41
                         2000                                                                               25
                         2001                                                                                8
                         2002                                                                           12,000
                         2003                                                                                -
                         Thereafter                                                                    135,000
                                                                                                      --------
                                                                                                      $147,074
                                                                                                      ========


     SENIOR NOTES

     On April 2, 1998, the Company issued $135 million of Senior Notes at a discount of 1.751%. The Senior Notes mature in April 2005 and bear interest at a rate of approximately 11.5% per annum, payable semi-annually in April and October of each year, commencing October 1998. The effective interest rate under the Senior Notes for the year ended December 31, 1998 was 12.04%. Bond discount costs are amortized on the interest method over the term of the Senior Notes. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after April 2003, at specified redemption prices plus accrued and unpaid interest and liquidated damages, as defined. In the event of certain asset dispositions, the Company is required under certain circumstances to use the excess proceeds from such a disposition to offer to repurchase the Senior Notes (and other Senior Indebtedness for which an offer to repurchase is required to be concurrently made). The Company is required to comply with certain covenants, which limit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repurchase equity interests, sell assets or enter into mergers and consolidations. The fair value of the Senior Notes was $120 million at December 31, 1998.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     T.E.P. FINANCING

     On August 13, 1996, the Company entered into a comprehensive credit agreement (the "T.E.P. Financing") with a limited partnership. Under the T.E.P. Financing, total available credit amounted to approximately $42.2 million, of which $16.3 million was available for oil and gas property acquisitions and $25.9 million for development costs.

     The Company utilized loan proceeds of approximately $14.9 million to acquire proved oil and gas properties located in South Texas the 1996 Acquisition. Through 1997, loan proceeds of approximately $11.8 million had been used to develop those properties. In conjunction with entering into the T.E.P. Financing, the Company conveyed to an affiliate of the lender a net profits interest in all of the Company's oil and gas properties, including the acquired properties ("Net Profits Interest"). The Net Profits Interest granted the affiliate 30% of the net profits, as defined, beginning the earlier of August 12, 2001, or the date of repayment of all amounts due and owing pursuant to the T.E.P. Financing. The Net Profits Interest decreased to 15% of the net profits, as defined, after payment of $10 million. As part of the T.E.P. Financing, the Company also granted to the lender a warrant to purchase up to five percent of MHI's common stock at an exercise price of $8 per share until August 12, 2001. The value assigned to the Net Profits Interest and warrant was recorded as a discount to the loan proceeds.

     Under the terms of the T.E.P. Financing, principal was payable as a percentage of net revenue, as defined. As of December 31, 1997, the Company had repaid approximately $2.9 million of principal under the T.E.P. Financing. Interest was payable monthly and accrued at a combination of LIBOR plus 4.5% and New York prime plus certain basis points based on the specific borrowing. At December 31, 1997, the blended effective interest rate accruing on the loans was 15% per annum. The loan was collateralized by the oil and gas properties and the stock of the Company.

     The T.E.P. Financing contained financial covenants, the most restrictive of which pertained to the payment of dividends, distributions to shareholders and the Company's working capital ratio. The T.E.P. Financing also contained administrative covenants. Except for violations of certain administrative covenants during the year ended December 31, 1997, the Company was in compliance with the covenants of the T.E.P. Financing. Regarding the violations of such administrative covenants, the Company obtained a waiver from the lender of the T.E.P. Financing which agreed not to assert any default based upon such violations unless they existed after April 15, 1998.

     On April 2, 1998, a portion of the proceeds from the sale of the Senior Notes was used to pay outstanding borrowings under the T.E.P. Financing amounting to approximately $28 million and repurchase the Net Profits Interest for $11 million. On April 2, 1998, the T.E.P. Financing was extinguished, and the unamortized balance of the notes payable discount, the deferred debt issuance costs and certain fees incurred at closing were written off and reflected in the income statement as an extraordinary loss, net of taxes. The effective interest rate accruing on the loans through the date of extinguishment in 1998 was 12.8%.

     CREDIT FACILITY

     In May 1998, the Company entered into a four-year credit facility with Christiania Bank og KreditKasse ("Christiania") as lender and administrative agent, pursuant to the terms of that certain Credit Agreement dated effective as of May 15, 1998 (the "Credit Facility").
     The Credit Facility provides for loans in an outstanding principal amount not to exceed $50.0 million at any one time, subject to a borrowing base to be determined semi-annually by the administrative agent (the initial borrowing base was $30.0 million), and the issuance of letters of credit in an outstanding face amount not to exceed $6.0 million at any one time with the face amount of all outstanding letters of credit reducing, dollar-for-dollar, the availability of loans under the Credit Facility. The initial borrowing base was increased by $5 million to a total of $35 million. However, effective April 1, 1999, the borrowing base was reduced to $23 million. Under the Credit Facility, the principal balance outstanding is due and payable on May 28, 2002, and each letter of credit shall be reimbursable by the Company when drawn, or if not then otherwise reimbursed, paid pursuant to a loan under the Credit Facility. Commencing on October 31, 1999, and continuing until its stated maturity, the maximum amount available for borrowings and letters of credit under the Credit Facility will not only be adjusted (increased or decreased, as applicable) by the semi-annual borrowing base determination, but also (i) decreased by monthly mandatory reductions in the borrowing base of $1.5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     million per month and (ii) adjusted for sales of collateral having an aggregate value exceeding the lesser of $4.0 million per year or 5% of the Company's total proved reserve values. Both the Company and Christiania may initiate two unscheduled redeterminations of the borrowing base during any consecutive twelve-month period. No assurance can be given that the bank will not elect to redetermine the borrowing base in the future. If the sum of the outstanding principal and letters of credit (both drawn and undrawn) exceeds the borrowing base, the Company shall, within 30 days, either repay such excess in full or provide additional collateral acceptable to Christiania. At March 31, 1999, the Company had $23 million of outstanding indebtedness under the Credit Facility.

     The interest rate for borrowings under the Credit Facility are determined at either (i) the ABR rate, or (ii) the Eurodollar Rate plus 2.25%, at the election of the Company. The "ABR" rate is the higher of
     (i) Christiania Bank's prime rate then in effect plus 0.5%, (ii) the secondary market rate for three-month certificates of deposit plus 1.5% or (iii) the federal funds rate then in effect plus 1.0%. The effective interest rate under the Credit Facility for the year ended December 31, 1998 was 6.8%. Interest is due on a quarterly basis. The Credit Facility is collateralized by substantially all of the oil and natural gas assets of the Company, including accounts receivable, equipment and gathering systems. The proceeds of the Credit Facility may be used to finance working capital needs and for general corporate purposes of the Company in the ordinary course of its business.

     The Credit Facility contains certain covenants by the Company, including
     (i) limitations on additional indebtedness and on guaranties by the Company except as permitted under the Credit Facility, (ii) limitations on additional investments except those permitted under the Credit
     Facility and (iii) restrictions on dividends or distributions or on repurchases or redemptions of capital stock by the Company except for those involving repurchases of MHI capital stock which may not exceed $500,000 in any fiscal year. The Credit Facility requires the Company to maintain and comply with certain financial covenants and ratios, including a minimum interest coverage ratio, a minimum current ratio and a covenant requiring that the Company's general and administrative expenses may not exceed 12.5% of the Company's gross revenues in a calendar year. The Company was in violation of certain administrative and one financial covenant of the Credit Facility as of December 31, 1998. The Company has obtained a waiver with respect to those violations, from the lender of the Credit Facility, which agreed not to assert any default based upon such violations. The Company and the lender have entered into a First Amendment to the Credit Facility to amend certain financial covenants and the effective interest rate under the Credit Facility.

4.   FEDERAL INCOME TAXES:

     The components of the net deferred taxes are as follows (in thousands):

                                                                              DECEMBER 31,
                                                                          -------------------
                                                                            1997        1998
                                                                          -------    --------
                  Deferred tax assets:
                    Net operating loss carryforward                       $ 3,242    $  6,613
                    Other                                                      30          46
                                                                          -------    --------

                      Total deferred tax asset                              3,272       6,659
                                                                          -------    --------

                  Deferred tax liabilities:
                    Oil and gas properties                                 (5,063)     (4,774)
                    Other                                                                  (9)
                                                                          -------    --------

                      Total deferred tax liability                         (5,063)     (4,783)
                                                                          -------    --------

                      Net deferred taxes                                  $(1,791)   $  1,876
                                                                          =======    ========

     At December 31, 1998, the Company had a net operating loss carryforward of approximately $19.5 million, which begins expiring in 2017. Utilization of the net operating loss carryforward is subject to annual limitations due to certain stock ownership changes that have occurred or may occur. Realization of deferred tax assets associated with the net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. Management believes it is more likely than not that future taxable income generated will be sufficient to recover the net operating loss prior to expiration. Estimates of taxable income are significantly effected by changes in oil and gas prices, estimates of future production, and estimates of operating and capital costs. The net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Income tax expense (benefit) differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to (loss) income before income taxes for the following reasons (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                 1996      1997        1998
                                                                ------     ----      -------
          Computed statutory tax (benefit) expense at 34%       $ (304)     $ 1      $(4,826)
          Changes in taxes resulting from:
            Section 29 credits                                     (13)
            Conversion to C corporation status                   2,032
            Permanent differences                                            10          (11)
            Other                                                   65                  (115)
                                                                ------     ----      -------

              Total income tax expense (benefit)                $1,780      $11      $(4,952)
                                                                ======     ====      =======


5.   HEDGING ACTIVITIES:

     In an effort to achieve more predictable cash flows and earnings and reduce the effects of volatility of the price of oil and natural gas on the Company's operations, the Company has hedged in the past, and in the future expects to hedge oil and natural gas prices through the use of swaps, put options and costless collars. While the use of these hedging arrangements limits the downside-risk of adverse price movements, it also limits future gains from favorable movements.

     The annual average oil and natural gas prices received by the Company have fluctuated significantly over the past three years. Approximately 54%, 72% and 48% of the Company's production was hedged during the years ended December 31, 1996, 1997 and 1998, respectively. The Company's weighted average natural gas price received per Mcf (including the effects of hedging transactions) was $2.15, $2.33 and $2.07 during the years ended December 31, 1996, 1997 and 1998, respectively. Hedging transactions resulted in a ($0.24), ($0.32) and $0.01 increase (reduction) in the Company's weighted average natural gas price received per Mcf in 1996, 1997 and 1998, respectively. The unrealized (loss) gain related the hedging contracts was ($1.1 million), ($1.1 million) and $2.1 million as of December 31, 1996, 1997, and 1998, respectively.

     As of December 31, 1998, the Company had entered into commodity price hedging contracts with respect to its gas production for 1999 and 2000 as follows:

                                                              PRICE PER MMbtu
                                             ------------------------------------------------
                                                         COLLAR
                               VOLUME IN     -------------------------------
         PERIOD                  MMbtu           FLOOR            CEILING        STRIKE PRICE
-------------------------      ---------     -------------     -------------     ------------
Jan 1999 - Dec 1999
Put option                       600,000                                            $2.25
Costless collar                1,800,000         $2.25            $2.99
Costless collar                1,800,000         $2.00            $2.22
Costless collar                2,400,000         $2.15            $2.38
Costless collar                1,800,000         $1.98            $2.22
Costless collar                1,200,000         $2.15            $2.36

Jan 2000 - April 2000
Costless collar                  600,000         $2.00            $2.22
Costless collar                1,200,000         $2.15            $2.38
Costless collar                  600,000         $1.98            $2.22
Costless collar                  600,000         $2.15            $2.36


     These hedging transactions are settled based on settlement prices relative to a Houston Ship Channel Index. With respect to any particular costless collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For put options, the counterparty is required to make payment to the Company if the settlement price for any settlement period is below the strike price for such transaction. The Company is not required to make any payment in connection with the settlement of put options. The premium paid by the Company for the option was approximately $229,500. As of December 31, 1998, approximately $76,500 remains unamortized.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   EMPLOYEE BENEFIT PLANS:

     STOCK OPTIONS

     On July 1, 1998, the shareholders of MHI approved the Michael Holdings, Inc. 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan is available for grants to substantially all employees and directors of MHI and the Company. The 1998 Plan is administered by the Compensation Committee of the Board of Directors of MHI and the Company. A maximum of 194,000 shares of MHI common stock is available for grant under the 1998 Plan. As of December 31, 1998, MHI granted, at exercise prices in excess of the fair market value per share, options covering a total of 73,350 shares to 22 employees and directors of the Company. Options that have been granted and are outstanding generally expire 10 years from the date of grant and become exercisable at the rate of 33.33% per year. The following is a summary of all stock options activity for 1998. The Company did not have a stock option plan in 1996 and 1997.

                                                        NUMBER OF        WEIGHTED
                                                         SHARES           AVERAGE
                                                       UNDERLYING        EXERCISE
                                                        OPTIONS           PRICE
                                                       ----------        --------
       Outstanding at December 31, 1997                       -                -

       Granted                                           73,350          $ 78.35
       Exercised                                              -                -
       Forfeited                                              -                -
                                                         ------          -------

       Outstanding at December 31, 1998                  73,350          $ 78.35
                                                         ======          =======
       Exercisable at December 31, 1998                       -                -
                                                         ======          =======


     At December 31, 1998, the Company had an additional 120,650 shares available for grants of options under the 1998 Plan. If granted, these additional options will be exercisable at a price not less than the fair market value per share of the Company's Common Stock on the date of grant. The weighted average fair value of options granted during 1998 was $18.12.

     The fair value of each stock option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998: no dividend yield; expected volatility of 0.00%; risk-free interest rates of 5.40% and an expected option life of 5 years.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                              OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
     ---------------------------------------------------------------------     -----------------------------------
                                           WEIGHTED
                                           AVERAGE
          EXERCISE                        REMAINING
           PRICE       OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE        EXERCISABLE     EXERCISE PRICE

          $ 78.35         73,350            9.52               $ 78.35                 -                 -

     Common Stock issued through the exercise of stock options results in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. There were no exercises of options as of December 31, 1998.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     If the fair value based method of accounting in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") had been applied, the Company's net loss for 1998 would have approximated the pro forma amount below (in thousands):

                                           YEAR ENDED
                                       DECEMBER 31, 1998
                                       -----------------
     Net loss - as reported                $ (9,241)
     Net loss - pro forma                  $ (9,380)


     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as the Company anticipates making awards in the future under its stock-based compensation plans.

     401(k) PLAN

     The Company sponsors a 401(k) profit sharing plan (the "401(k) Plan") under
     Section 401(k) of the Internal Revenue Code, which covers all employees of the Company, subject to eligibility conditions. Effective August 1, 1998, the Company, began to match $0.50 for each $1.00 of employee deferral, with the Company's contribution not to exceed 6% of an employee's salary, subject to limitations imposed by the Internal Revenue Code. The Company's contributions amounted to approximately $18,000 for the year ended December 31, 1998. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 1996 and 1997.



7.   RECENT ACCOUNTING PRONOUNCEMENT:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those items at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referenced to as a cash flow hedge), the effective portion of the derivative gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The extent of the impact of adopting SFAS 133 on the Company's financial position, results of operations, or cash flows will be a function of the open derivative contracts at the date of adoption. As of December 31, 1998, the Company can not estimate the impact of SFAS 133 on its future consolidated financial position, results of operations or cash flows.

8.   RELATED PARTY TRANSACTIONS AND SIGNIFICANT CONCENTRATIONS:

     Beginning in April 1996, the Company entered into an agreement, continuing thereafter on a quarterly basis subject to termination by either party, with Upstream Energy Services ("Upstream") whereby Upstream purchases all of the gas produced by the Company at spot market prices. The chairman of the board and chief executive officer ("CEO") of the Company had an ownership interest in Upstream until August 1997. Upstream executed a promissory note in an aggregate principal amount of $20,000 payable to the Company's chairman of the board and chief executive officer in connection with the purchase of his interest. Interest on the indebtedness accrues at a rate of 8.25% per annum.

     Effective November 1, 1998, the Company entered into a new agreement with Upstream. Under the terms of the agreement, the Company pays Upstream a marketing fee as follows:

          VOLUMETRIC TIER (MMBTU/DAY)     MARKETING FEE
          ---------------------------     -------------
          1. First 20,000                 $0.03/MMbtu




     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          2. 20,001 to 40,000             $0.02/MMbtu

          3. All volumes over 40,000      $0.01/MMbtu

     The Sales Agreement is effective for a one-year period and is renewable quarterly thereafter, subject to either party giving 60 days written notice of termination.

     Marketing fees paid to Upstream were approximately $106,000, $220,000 and $253,000 for the years ended December 31, 1996, 1997 and 1998, respectively. During the years ended December 31, 1996, 1997 and 1998, Upstream purchased gas produced by the Company for approximately $3.2 million, $9.7 million and $20.8 million, respectively. At December 31, 1996, 1997 and 1998, receivables from Upstream of approximately $2.1 million, $3.9 million and $5.2 million respectively, were included in accrued oil and gas sales in the balance sheet. The Company believes the revenues received were equivalent to those that would be paid under an arms-length transaction in the normal course of business.

     In July 1997, the Company executed in writing a verbal agreement which had granted to the vice president of geosciences of the Company a 1.5% of 8/8ths overriding royalty interest in leases acquired either directly or indirectly by the Company or its affiliates in Webb County or Zapata County, Texas. This overriding royalty interest expires upon the death of the vice president or upon his termination, resignation or retirement from the Company. The overriding royalty interest does not apply to any producing properties acquired by the Company except for deepenings or sidetracks of existing wells and/or all new wells drilled on the acquired producing properties. For the year ended December 31, 1996, 1997 and 1998, the Vice President of geosciences received from the Company approximately $33,000, $105,000 and $275,000, respectively, under the overriding royalty interests.

     On June 10, 1997, the Chairman of the Board and CEO of the Company, entered into an agreement with the Company pursuant to which he granted the Company an option to purchase his undivided two-thirds working interest in a leasehold interest. The Company exercised this option and purchased the lease. The leasehold interest expires on May 30, 2000 and covers approximately 750 acres in Webb County, Texas. The exercise price of the option was $87,500. In addition, pursuant to the agreement, the Chairman of the Board and CEO reserved a 1% overriding royalty interest.

     In December 1998, the Company loaned $1.5 million to a joint venture between a Mexican construction company and a Texas limited liability company that participates in the drilling of natural gas wells for Petroleos Mexicanos ("Pemex") in the Burgos Basin of Northern Mexico. The Mexican construction company has a 51% ownership interest in the joint venture and the Texas limited liability company has a 49% ownership interest. The note receivable is due December 1999 and bears interest at 12%. The Company has the option to convert the note receivable to a 50% equity interest in the Texas limited liability company.



9.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash payments for interest are as follows (in thousands):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                   1996             1997              1998
                                                                                   ----             ----              ----
        Interest payments (net of interest capitalized of $217, $574,
        and $1,440 during 1996, 1997, and 1998, respectively)                      $833            $1,626            $7,677

     Non-cash investing and financing transactions not reflected in the statement of cash flows include the following (in thousands):

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   1996             1997              1998
                                                                                   ----             ----              ----
          Changes in accounts payable related to capital expenditures              $238            $ 465             $5,225
          Increase of oil and gas properties due to recognition of
            deferred tax liabilities from acquired properties                                                         1,285
          Transfer of oil and gas properties as repayment
            Of note payable to a limited partnership                              4,791
          Adjustment to purchase price of certain oil and gas properties            420

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  COMMITMENTS AND CONTINGENCIES:

     LEASES

     The Company has entered into a noncancelable operating lease agreement for office space in Houston, Texas. The lease term expires in 2004, with two options to renew the lease for a period of five years each. Future minimum lease payments required as of December 31, 1998 related to noncancelable operating leases are as follows:

          YEAR ENDED DECEMBER 31,
          -----------------------
                   1999                  $144,583
                   2000                   144,583
                   2001                   157,075
                   2002                   163,321
                   2003                   114,159
                   2004                    56,011
                                         --------
                                         $779,732
                                         ========

     Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $50,000, $69,000 and $154,000, respectively.

     LEGAL PROCEEDINGS

     The Company has been and may in the future be involved as a party in various legal proceedings, which are incidental to the ordinary course of business. Management of the Company regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of December 31, 1998, there were no threatened or pending legal matters which would have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     OTHER MATTERS

     In conjunction with the 1996 Acquisition, Conoco (as the successor in interest to the seller) and the Company entered into a Gas Exchange Agreement whereby such parties agreed that the Company would deliver to Conoco all of the natural gas produced from the leases acquired in the 1996 Acquisition at the point(s) at which such gas enters the transmission pipelines owned by Lobo Pipeline Company ("Lobo Pipeline") (the
     "delivery point") in exchange for natural gas in the same quantity and quality delivered by Conoco at the Agua Dulce hub near Corpus Christi, Texas. The parties' obligations under the Gas Exchange Agreement are subject to the natural gas delivered and the pipeline meeting certain specifications. The title to the Company gas vests in Conoco at the delivery point, except to the extent such amount exceeds the amount of redelivered gas at the redelivery point, in which case the Company retains title and ownership of such excess, which is then transported by Lobo Pipeline pursuant to an Interruptible Gas Transportation Agreement. The consideration received by Lobo Pipeline is $0.17 per Mcf for compression, transportation and dehydration.

11.      DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:

     CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1997          1998
                                                                        -------      ---------
     Unproved oil and gas properties                                    $ 1,247      $  14,496
     Proved oil and gas properties                                       33,447        140,490
     Other                                                                  283            881
                                                                        -------      ---------
                                                                         34,977        155,867
     Accumulated depreciation, depletion and amortization                (6,966)       (24,989)
                                                                        -------      ---------
                                                                        $28,011      $ 130,878
                                                                        =======      =========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     Costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31
                                              ------------------------------
                                                1996       1997       1998
                                              -------    -------    --------
     Property acquisition:
       Unproved                               $ 2,929    $   355    $ 15,183
       Proved                                   9,554      2,425      78,458
     Development                                2,757     12,074      25,295
     Interest capitalized                         217        574       1,440
                                              -------    -------    --------
               Total costs incurred           $15,457    $15,428    $120,376
                                              =======    =======    ========


     SALES OF OIL AND GAS

     Substantially all of the Company's natural gas is sold to one purchaser (see Note 8). Substantially all of the Company's oil and condensate is sold to two customers.

     OIL AND GAS RESERVE QUANTITIES (UNAUDITED)

     Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

     The reserve information as of December 31, 1996, 1997 and 1998 was prepared by Huddleston & Co., Inc. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

     Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing economic and operating methods.

     No major discovery or other favorable or adverse event subsequent to December 31, 1998 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table sets forth the Company's net proved reserves, including the changes therein, and proved developed reserves (all within the United States) at the end of each of the three years in the period ended December 31, 1998:

                                                                      CRUDE OIL      NATURAL
                                                                        (MBBl)      GAS (MMcf)
                                                                      ---------     ----------
          Proved developed and undeveloped reserves:
            January 1, 1996                                              2,260          5,909
              Revision of previous estimates                                --          5,920
              Extensions, discoveries and other additions                    9          2,299
              Production                                                   (37)        (1,324)
              Sales of minerals in place                                (2,182)            --
              Purchases of reserves in place                               189         36,442
                                                                        ------         ------

            December 31, 1996                                              239         49,246
                                                                        ------         ------

              Revision of previous estimates                               (38)        (6,848)
              Extensions, discoveries and other additions                   70          9,105
              Production                                                   (21)        (3,685)
              Purchases of reserves in place                                15          3,347
                                                                        ------         ------

            December 31, 1997                                              265         51,165
                                                                        ------         ------

              Revision of previous estimates                              (144)       (15,128)
              Extensions, discoveries and other additions                  411         56,116
              Production                                                   (79)       (10,510)
              Sales of minerals in place                                    (4)          (716)
              Purchases of reserves in place                             4,474        108,826
                                                                        ------         ------

            December 31, 1998                                            4,923        189,753
                                                                        ======        =======


                                                                      CRUDE OIL      NATURAL
                                                                        (MBBl)      GAS (MMcf)
                                                                      ---------     ----------
          Proved developed reserves:
            December 31, 1995                                              689          2,627
            December 31, 1996                                               79         16,924
            December 31, 1997                                              108         22,937
            December 31, 1998                                              904         54,277


     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

     SFAS No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

     Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates, including consideration for estimated future statutory depletion and alternative fuels tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

     The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (in thousands):

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           AS OF DECEMBER 31,
                                                                              -----------------------------------------
                                                                                1996             1997            1998
                                                                              --------         --------        --------
          Future cash inflows                                                 $129,588         $115,766        $396,091
            Less related future:
              Production costs                                                 (19,319)         (20,226)        (74,723)
              Development costs                                                (16,070)         (17,295)        (92,504)
              Income tax expense                                               (28,715)         (22,497)        (38,182)
                                                                              --------         --------        --------

          Future net cash flows                                                 65,484           55,748         190,682
          10% annual discount for estimating timing of cash flows              (23,135)         (19,109)        (80,172)
                                                                              --------         --------        --------

          Standardized measure of discounted future net cash flows            $ 42,349         $ 36,639        $110,510
                                                                              ========         ========        ========


     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows (in thousands):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                1996             1997            1998
                                                                              --------         --------        --------

          Beginning of the period                                             $ 12,877         $ 42,349        $ 36,639
                                                                              --------         --------        --------

          Revisions of previous estimates:
            Changes in prices and costs                                         17,803           (9,701)         (8,241)
            Changes in quantities                                                9,108          (12,789)        (19,637)
          Development costs incurred during the period                              96            1,836           2,400
          Additions to proved reserves resulting from extensions
            and discoveries, less related costs                                  2,051           11,172          31,001
          Purchases of reserves in place                                        31,082            3,894          83,040
          Sales of reserves in place                                           (11,983)                            (729)
          Accretion of discount                                                  1,851            6,073           5,149
          Sales of oil and gas, net of production costs                         (1,663)          (7,269)        (18,262)
          Net change in income taxes                                           (12,744)           3,530          (7,280)
          Production timing and other                                           (6,129)          (2,456)          6,430
                                                                              --------         --------        --------
          Net increase (decrease)                                               29,472           (5,710)         73,871

          End of the period                                                   $ 42,349         $ 36,639        $110,510
                                                                              ========         ========        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company. A summary of the background and experience of each of these individuals is set forth following the table.

NAME                           AGE                  POSITION WITH COMPANY
----                           ---                  ---------------------
Glenn D. Hart                   42    Chairman of the Board and Chief Executive Officer
Michael G. Farmar               41    President, Chief Operating Officer and Director
Jerry F. Holditch               41    Vice President-Geosciences and Director
Douglas R. Fogle                43    Vice President-Engineering
Robert L. Swanson               41    Vice President-Finance
Scott R. Sampsell               42    Vice President, Controller, Treasurer and Secretary
Jim R. Smith                    59    Director
Jack I. Tompkins                53    Director
Bryant H. Patton                41    Director


         Glenn D. Hart served as President of the Company from its inception in 1982 until August 1996, when he was elected to his current position as Chairman of the Board and Chief Executive Officer. From 1980 to 1983, Mr. Hart was an engineering manager with Sanchez-O'Brien Oil & Gas Corporation, an independent exploration and production company in South Texas. From 1978 to 1980, he held several engineering positions with Tenneco Oil Company's Gulf Coast District. Mr. Hart has a B.S. in petroleum engineering from Texas A&M University.

         Michael G. Farmar has served as President and Director of the Company since August 1996 and was elected Chief Operating Officer in January 1997. From January 1995 to August 1996, Mr. Farmar served as a financial advisor to small independent oil companies. In 1988, Mr. Farmar joined Odyssey Petroleum Company, where, as General Manager, he was responsible for operational and financial functions of the company until it was sold in 1994. As an analyst for Maxus Exploration Company from 1986 until 1988, Mr. Farmar worked on mergers, acquisitions and divestitures. From 1984 to 1986, Mr. Farmar served in Diamond Shamrock Exploration Company's strategic planning group. Mr. Farmar began his career with Chevron U.S.A. in 1980 and held drilling and production engineering positions through 1983. Mr. Farmar holds a B.S. in petroleum engineering from the University of Southern California and an MBA from Southern Methodist University.

         Jerry F. Holditch joined the Company in 1987 and has served as Vice President of Geosciences and as Director since that time. From 1982 until 1987, Mr. Holditch served as a developmental geologist with TransTexas Gas Corporation and its predecessors, where he was involved in numerous drilling activities in the Lobo Trend area. From 1980 until 1982, Mr. Holditch was employed as a Gulf Coast geologist with Gulf Oil Corporation. Mr. Holditch holds a B.S. in geology from Texas A&M University.

         Douglas R. Fogle has served as Engineering Manager of the Company since 1994 after joining the Company in 1992 as a Production Engineer and was appointed to the additional position of Vice President of Engineering in October 1998. From 1986 to 1991, Mr. Fogle worked as an insurance agent. From 1984 to 1986, Mr. Fogle worked with Langham Energy, an independent exploration and production company, as Senior Petroleum Engineer. Mr. Fogle worked from 1978 through 1984 with Champlin Petroleum (which was subsequently acquired by Union Pacific Resources Company), an independent exploration and production company, first as a Drilling and Completion Engineer and then, starting in 1983, as Staff Production Engineer. Mr. Fogle has a B.S. in petroleum engineering from Texas A&M University.

         Robert L. Swanson joined the Company in September 1997 and has served as Vice President of Finance since that time. From 1994 until joining the Company, Mr. Swanson served as controller, chief financial officer and treasurer of Southwest Ice Enterprises, L.C., a Texas limited liability company and the owner and operator of a professional hockey team in Houston, Texas. Prior to joining Southwest Ice Enterprises, L.C., Mr. Swanson was employed as a public accountant from 1985 to 1994 with two Houston-area accounting firms and one San Antonio-area accounting firm. Mr. Swanson is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

         Scott R. Sampsell has served as the Company's Controller and Treasurer since 1992 and was appointed to the additional positions of Vice President and Secretary in April 1998. From 1982 to 1992, Mr. Sampsell worked in various accounting supervisory roles with Union Texas Petroleum Corporation, an independent exploration and production company, including Manager of Financial and Operational Accounting for one of its subsidiaries. From 1977 until 1982, Mr. Sampsell worked with Supron Energy Corporation, an independent exploration and production company, where he began as staff accountant and advanced to Assistant Treasurer.

         Jim R. Smith has served as a Director of the Company since November 1996. Since 1964, Mr. Smith has managed a privately-owned real estate development company headquartered in Houston, Texas, which he founded. Mr. Smith is also a private investor and holds positions with several non-profit organizations, including Chairman of the Board of Directors of Goodwill Industries of Houston.

         Jack I. Tompkins has served as a Director of the Company since July 1997. Mr. Tompkins is a managing director of Raintree Equity Advisors, L.L.C. and is Chairman of the Board of Automotive Realty Trust of America. From 1988 until October 1996, Mr. Tompkins served as Senior Vice President, Chief Information, Administrative and Accounting Officer at Enron Corporation. He also served as a member of Enron Corporation's Management Committee from 1989 through 1996. Mr. Tompkins began his career with Arthur Young & Co., serving three years before joining Arthur Andersen, L.L.P., where he was elected to the partnership in 1981 and was in charge of the Mergers and Acquisitions Program for the Houston office. Mr. Tompkins also serves as chairman of the board of Boys and Girls Country of Houston, Inc., and formerly served on the board of directors of Bank of America Texas, the Private Sector Council and Junior Achievement of Southeast Texas, Inc.

         Bryant H. Patton has served as a Director of the Company since July 1997. Since 1991, Mr. Patton has been the Vice President of Associated Energy Managers ("AEM"), an institutional investment management firm specializing in private investments in the energy industry. AEM has invested for its clients over $300 million with 23 different independent oil and gas companies through three investment partnerships. Mr. Patton's industry experience spans 20 years including ten years as an equity owner in a fully integrated, family-owned, oil and gas producing company consisting at one time of seven entities and 350 employees.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain summary information regarding compensation paid or accrued by the Company to or on behalf of the Company's executive officers (the "Named Executive Officers") for the fiscal years ended December 31, 1997 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                      ---------------------         401K          STOCK OPTIONS      ALL OTHER
              PRINCIPAL POSITIONS                      SALARY        BONUS      CONTRIBUTIONS        GRANTED       COMPENSATION
-------------------------------------------------     --------     --------     -------------     -------------    ------------
GLENN D. HART
  Chairman of the Board and Chief Executive Officer
  1998                                                $238,500     $202,500        $3,038              -0-         $ 10,553 (1)
  1997                                                 144,000        6,000             -              -0-           11,303 (1)
MICHAEL G. FARMAR
  President and Chief Operating Officer
  1998                                                 165,000      135,000        $2,160              -0-         $  -0-
  1997                                                  84,000        3,500             -              -0-            -0-
JERRY F. HOLDITCH
  Vice President-Geosciences
  1998                                                  99,000       75,000        $1,355              -0-         $274,690 (2)
  1997                                                  60,000        2,500           -0-              -0-          104,946 (2)
DOUGLAS R. FOGLE
  Vice President-Engineering
  1998                                                  90,900       11,000        $1,262              -0-            1,686 (1)
  1997                                                  63,000        2,625           -0-              -0-            4,023 (1)
SCOTT R. SAMPSELL
  Vice President, Controller, Treasurer and Secretary
  1998                                                  81,300       20,900        $  998              -0-            -0-
  1997                                                  69,450        3,050           -0-              -0-            -0-

(1)  Represents the estimated value of personal use of a Company vehicle.
(2) Represents amounts paid or accrued to Mr. Holditch during 1998 pursuant to certain overriding royalty interests granted to him.

No options were issued to or exercised by the Named Executive Officers in 1998.

STOCK OPTION AND OTHER EMPLOYEE COMPENSATION PLANS

         In July 1998, MHI adopted the Michael Holdings, Inc. 1998 Stock Option Plan (the "Option Plan") pursuant to which incentive stock options as defined in the Internal Revenue Code of 1986, as amended ("ISOs"), and non-qualified stock options ("NQOs") will be available for grant to key employees, consultants and directors of MHI and the Company. The Option Plan is administered by the Compensation Committee of the Board of Directors of MHI. A maximum of 194,000 shares, subject to adjustment for certain events of dilution, is available for grant under the Option Plan. The Option Plan provides that the Option Agreement applicable to the grant of options may provide that unmatured installments of outstanding options will accelerate and become fully vested upon a "change of control" of MHI (as defined in the Option Plan).

         As of December 31, 1998, a total of 73,350 options were granted under the Option Plan. Grants to employees and directors were granted at an exercise price equal to not less than the fair market value per share on the date of grant. All such options will have terms of not more than ten years and be exercisable in cumulative annual installments of 33.33% of the total number of shares subject to the option grants, beginning on the first anniversary of the date of grant.

         The Option Plan provides that the plan may be amended or modified by the Board of Directors of MHI without the approval of the shareholders of MHI, except for any amendment which would increase the total number of shares reserved for issuance under the Option Plan or amendments which require shareholder approval pursuant to applicable legal requirements or securities exchange rules.

OVERRIDING ROYALTY INTERESTS

         The Company has had in place for a number of years an arrangement, and by written agreement dated July 24, 1997 the Company formalized such arrangement, pursuant to which it has granted to Jerry Holditch, Vice President--Exploration and a director of the Company, a 1.5% of 8/8ths overriding royalty interest in all leases acquired either directly or indirectly by the Company or its affiliates in Webb County or Zapata County, Texas. For the year ended December 31, 1996, 1997 and 1998, Mr. Holditch received from the Company $32,638, $104,946 and $274,690, respectively, under the overriding royalty interests. The overriding royalty interests will not apply to any producing properties acquired by the Company except for deepenings or sidetracks of existing wells and all new wells drilled on acquired producing properties. According to the terms of the agreement establishing the overriding royalty interests, the Company's obligation to assign overriding royalty interests to Mr. Holditch expires upon the death of Mr. Holditch or upon his termination, resignation or retirement from the Company; however, any overriding royalty interests assigned prior to such an event shall be unaffected by the occurrence of that event. The agreement also restricts Mr. Holditch's ability to compete with the Company in the Lobo Trend for a period of three years following any resignation or retirement of Mr. Holditch from the Company. If, following Mr. Holditch's retirement or resignation, the Company becomes financially incapable of drilling or completing wells on locations previously identified or selected by Mr. Holditch, the Company shall provide written authorization to Mr. Holditch to waive the three-year non-competition provision so that Mr. Holditch may pursue the development of such location prospects. The Company does not anticipate entering into any similar arrangements with any of its officers or directors in the future.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements, effective April 1, 1998, with Glenn D. Hart, Michael G. Farmar and Jerry F. Holditch, pursuant to which Mr. Hart will serve as Chief Executive Officer of the Company, Mr. Farmar will serve as President of the Company and Mr. Holditch will serve as Vice President-Exploration. Each employment agreement is for a term of two years and is automatically renewed for a period of two years from and after the first day of each calendar quarter, commencing July 1, 1998, unless either party gives written notice at least 30 days prior to the end of the applicable period. The employment agreements provide for an annual base salary ($270,000 for Mr. Hart, $180,000 for Mr. Farmar and $100,000 for Mr. Holditch), which amount may be increased subject to periodic reviews. In addition, Messrs. Hart, Farmar and Holditch are eligible to receive an annual incentive bonus in an amount to be determined by the Board of Directors, but in no event will such bonus amount be less than 50% nor more than 100% of the employee's annual base salary. The employment agreements of Messrs. Hart and Farmar further provide that the employee shall be granted options under the Option Plan upon terms and conditions and in an amount to be determined by the Compensation Committee. If during the term of the agreement the employee's employment with the Company is terminated without "cause" (as defined therein) or due to his resignation for "good reason" (as defined therein), the Company will be obligated to pay the employee payments in an amount equal to his base salary for the remaining term of the agreement plus his accrued but unpaid bonus as of the date of termination. The obligations of the Company under the employment agreements are guaranteed by MHI.

COMPENSATION OF DIRECTORS

         Non-employee directors of the Company are eligible to receive grants of nonqualified stock options to purchase shares of Common Stock pursuant to the Option Plan. On August 1, 1998, based on their relative length of service as directors, Messrs. Tompkins and Patton were granted options to purchase 10,000 shares of Common Stock, and Mr. Smith was granted an option to purchase 20,000 shares of Common Stock, at exercise prices equal to the fair market value of the Common Stock on the date of grant.

         In addition, the Company's non-employee directors receive $2,000 plus out-of-pocket expenses for each meeting of the Board of Directors that they attend.

BOARD COMMITTEES

         Pursuant to the Company's Bylaws, the Board of Directors has established standing Audit and Compensation Committees. The Audit Committee recommends to the Board the selection and discharge of the Company's independent auditors, reviews the professional services performed by the auditors, the plan and results of the auditing engagement and the amount of fees charged for audit services performed by the auditors and evaluates the Company's system of internal accounting controls. The Compensation Committee recommends to the Board the compensation to be paid to the Company's directors, executive officers and key employees and administers the compensation plans for the Company's executive officers and directors. The members of the Audit Committee are Messrs. Farmar, Smith and Tompkins. The members of the Compensation Committee are Messrs. Smith, Tompkins and Patton.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1998, (i) the number of shares owned by each person known by the Company to own beneficially Common Stock of MHI, (ii) the number of shares owned beneficially by each director and (iii) the number of shares owned beneficially by all executive officers and directors as a group. MHI owns of record all of the issued and outstanding shares of common stock of the Company.

                                                               COMMON STOCK
                                                               BENEFICIALLY         PERCENTAGE OF
NAME OF PERSON OR GROUP                                          OWNED(1)             OWNERSHIP
-----------------------                                          --------             ---------
EXECUTIVE OFFICERS AND DIRECTORS
  Glenn D. Hart                                                  281,900                36.5%
  Michael G. Farmar                                              234,200                30.3%
  Jerry F. Holditch                                               64,500                 8.3%
  Jim R. Smith                                                    80,650                10.4%
  Jack I. Tompkins                                                20,300                 2.6%
  Bryant H. Patton                                                    --                  --
  Scott R. Sampsell                                               24,200                 3.1%
  Douglas R. Fogle                                                34,275                 4.4%
  Robert L. Swanson                                                   --                  --
All executive officers and directors, as a group                 760,525                98.3%

(1) Except as otherwise noted, the named shareholder has sole voting, investment and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company currently markets all of its natural gas through Upstream Energy Services, L.L.C. ("Upstream") pursuant to a Natural Gas Sales Agreement dated as of November 1, 1998. The Company and the predecessor to Upstream had similar marketing arrangements prior to April 1996. During the year ended December 31, 1996, 1997 and 1998, the Company paid Upstream or its predecessor marketing fees of $106,000, $220,000 and $253,000, respectively, under these arrangements. Until August 1997, Glenn D. Hart, the Company's Chairman and Chief Executive Officer, owned 20% of the equity securities of Upstream and its predecessor. In such capacity, Mr. Hart received dividends of $26,875 and $6,000 in the year ended December 31, 1996 and 1997, respectively. Additionally, Upstream executed a promissory note in an aggregate principal amount of $20,000 payable to Mr. Hart in connection with the purchase by Upstream of Mr. Hart's interest. Interest on the indebtedness accrues at a rate of 8.25% per annum. Neither Mr. Hart nor the Company or any other officer or director of the Company currently owns any interest in Upstream.

         The Company has granted to Jerry F. Holditch, Vice
President-Exploration and a director of the Company, a 1.5% of 8/8ths overriding royalty interest in all leases acquired either directly or indirectly by the Company or its affiliates in Webb County and Zapata County, Texas. See Item 11. Executive Compensation.

         On June 10, 1997, Glenn D. Hart, Chairman of the Board and Chief Executive Officer of the Company, entered into an agreement with the Company pursuant to which Mr. Hart granted the Company an option to purchase an undivided two-thirds working interest, which Mr. Hart owns in his individual capacity, in a leasehold interest. The Company exercised this option and purchased this lease. The leasehold interest expires on May 30, 2000 and covers approximately 750 acres in Webb County, Texas. The exercise price of the option was $87,500 plus approximately $2,000 in carrying fees. In addition, pursuant to the agreement. Mr. Hart reserved a 1% overriding royalty interest.

         Concurrently with the closing of the sale of the Senior Notes, the Company acquired, for a purchase price of $11.0 million, the Net Profits Interest from Cambrian, at which time Cambrian received a warrant from MHI to acquire 38,671 shares of Common Stock at an exercise price of $8.00 per share. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financing Arrangements."

         Although the Company has no present intention to do so, it may in the future enter into other transactions and agreements incidental to its business with its directors, officers and principal shareholders. The Company intends any such transactions and agreements to be on terms no less favorable to the Company than could be obtained from unaffiliated parties on an arms' length basis.

         MHI has entered into Indemnity Agreements with each of the directors of MHI (who also serve as the directors of the Company), pursuant to which MHI has agreed to indemnify each director to the fullest extent permitted under the Texas Business Corporation Act. In addition, pursuant to the Agreement, MHI shall advance reasonable expenses incurred by each director under certain circumstances in any proceeding in which each director was, is or is threatened to be named a defendant.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULTES AND REPORTS ON FORM 8-K

(a)      1.  CONSOLIDATED FINANCIAL STATEMENTS

         See Index on page 30.

         2.  FINANCIAL STATEMENT SCHEDULES

         None.

         3.  EXHIBITS

         The following instruments are included as exhibits to this report.

         EXHIBIT
         NUMBER                 DESCRIPTION
         ------                 -----------
           3.1*     Articles of Incorporation of the Company.

           3.2*     By-Laws of the Company.

           4.2* Indenture, dated as of April 2, 1998, between the Company and State Street Bank and Trust Company as Trustee

          10.1***   Michael Holdings, Inc. 1998 Stock Option Plan.

          10.2** Employment Agreement dated April 1, 1998 between the Company and Glenn D. Hart.

          10.3** Employment Agreement dated April 1, 1998 between the Company and Michael G. Farmar.

          10.4** Employment Agreement dated April 1, 1998 between the Company and Jerry F. Holditch.

          10.5* Purchase and Sale Agreement dated February 20, 1998 by and between the Company and Conoco, Inc.

          10.6* Purchase and Sale Agreement dated February 5, 1998 by and between the Company and Enron Oil and Gas Company

          10.7*     Stock Purchase Warrant granted by Michael Holdings, Inc. to
                    Cambrian Capital Partners, L.P., dated April 2, 1998.

          10.8* Form of Indemnification Agreement by and between the Company and its directors.

          10.9*     Assets Agreement dated April 20, 1998 by and between the
                    Company and Mobil Exploration & Producing U.S. Inc. acting as
                    Agent for Mobil Producing Texas & New Mexico Inc.

          10.10*    Oil and Gas Lease dated April 20, 1998 by and between the
                    Company and Mobil Producing Texas & New Mexico Inc.

          10.11*    Warrant to Purchase Shares of Common Stock granted by Michael
                    Holdings, Inc. to Dale L. Schwartzhoff.

          10.12*    First Amended and Restated Shareholders Agreement of the
                    Company.

          10.13*    Credit Agreement dated May 15, 1998 among the Company,
                    Christiania and the lenders named therein.

          10.14*    Master Commodity Swap Agreement dated May 15, 1998 between
                    Christiania and the Company.

          10.15***  Natural Gas Marketing, Transportation and Processing
                    Agreement dated as of November 1, 1998 by and between the Company and Upstream Energy Services Company.

          10.16*** First Amendment to Credit Agreement dated March 29, 1999 among the Company, Christiania and the lenders named therein.

          10.17*** Letter Agreement dated March 30, 1999 between the Company and Christiania.

          27.1***   Financial Data Schedule.

   * Previously filed as an Exhibit (with a corresponding Exhibit number) to the Company's Registration Statement on Form S-4 filed May 8, 1998, No. 333-52263, and incorporated herein by reference.
   **    Management compensation or incentive plan previously filed.
   ***   Filed herewith.

(b)      REPORTS ON FORM 8-K.

         None.

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         Not applicable.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MICHAEL PETROLEUM CORPORATION


Dated: April 1, 1999
                                      By:  /s/ MICHAEL G. FARMAR
                                          -----------------------
                                           Michael G. Farmar
                                           President and Chief
                                           Operating Officer


                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael G. Farmar and Glenn D. Hart and each of them, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES INDICATED ON THE 1 DAY OF APRIL, 1999.

          NAME:                                CAPACITIES:
/s/ GLENN D. HART           Chairman of the Board and Chief Executive Officer
---------------------       (Principal Executive Officer)
    Glenn D. Hart

/s/ MICHAEL G. FARMAR       President, Chief Operating Officer and Director
---------------------
    Michael G. Farmar

/s/ JERRY F. HOLDITCH       Vice President-Geosciences and Director
---------------------
    Jerry F. Holditch

/s/ ROBERT L. SWANSON       Vice President-Finance
---------------------       (Principal Accounting and Financial Officer)
    Robert L. Swanson

/s/ SCOTT R. SAMPSELL       Vice President-Accounting, Treasurer, and Secretary
---------------------
    Scott R. Sampsell




/s/ JIM R. SMITH            Director
---------------------
    Jim R. Smith

/s/ JACK I. TOMPKINS        Director
---------------------
    Jack I. Tompkins

/s/ BRYANT H. PATTON        Director
---------------------
    Bryant H. Patton