Form 10-Q
period 1999-03-31
MICHAEL PETROLEUM CORP
filed 1999-05-17
CIK 1061299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [u] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-52263*

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

                                 Yes [X]   No [ ]

* The Commission File Number refers to a Form S-4 Registration Statement filed by the Registrant under the Securities Act of 1933 which was declared effective on July 22, 1998.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 14, 1999, there were 10,000 shares of the Registrant's Common Stock, par value $0.10 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MICHAEL PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                      MARCH 31,    DECEMBER 31,
                                                                        1999           1998
                                                                     ----------    -----------
                                                                     (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                          $    8,183     $      430
  Accounts receivable                                                     6,344          6,366
  Note receivable                                                         1,500          1,500
  Prepaid expenses and other                                                691            655
                                                                     ----------     ----------
        Total current assets                                             16,718          8,951
Oil and gas properties, (successful efforts method) at cost             166,818        155,867
Less: accumulated depreciation, depletion and amortization
                                                                        (28,619)       (24,989)
                                                                     ----------     ----------
                                                                        138,199        130,878
Other assets                                                              7,133          7,453
                                                                     ----------     ----------
        TOTAL ASSETS                                                 $  162,050     $  147,282
                                                                     ==========     ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Accounts payable                                                   $   11,189     $    8,925
  Accrued liabilities                                                     8,406          4,630
  Current portion of long-term debt                                      23,159             41
                                                                     ----------     ----------
        Total current liabilities                                        42,754         13,596
Long-term debt                                                          132,890        144,842
                                                                     ----------     ----------
        Total liabilities                                               175,644        158,438

Commitments and contingencies

Stockholder's deficit:
  Preferred stock ($.10 par value, 50,000,000 shares authorized, no shares issued and outstanding)
  Common stock ($.10 par value, 100,000,000 shares
    authorized, 10,000 shares issued and outstanding)                         1              1
  Additional paid-in capital                                                610            610
  Accumulated deficit                                                   (14,205)       (11,767)
                                                                     ----------     ----------
        Total stockholder's deficit                                     (13,594)       (11,156)
                                                                     ----------     ----------
        TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                  $  162,050     $  147,282
                                                                     ==========     ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          MICHAEL PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                             ------------------
                                                               1999       1998
                                                             -------     ------
Revenues:
   Oil and natural gas sales                                 $ 7,019     $3,260

Operating expenses:
   Production costs                                            1,353        475
   Exploration                                                    48          -
   Depreciation, depletion and amortization                    3,654      1,349
   General and administrative                                    478        261
                                                             -------     ------
                                                               5,533      2,085
                                                             -------     ------

Operating income                                               1,486      1,175
                                                             -------     ------

Other income (expense):
   Interest income and other                                      73         16
   Interest expense                                           (3,997)      (890)
                                                             -------     ------
                                                              (3,924)      (874)
                                                             -------     ------

Income (loss) income before income taxes                      (2,438)       301

Income tax expense                                                 -        105
                                                             -------     ------
Net (loss) income                                            $(2,438)    $  196
                                                             =======     ======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          MICHAEL PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                            -------------------
                                                              1999       1998
                                                            -------     -------
Cash flows from operating activities:
  Net income (loss)                                         $(2,438)    $   196
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation, depletion and amortization                 3,654       1,349
     Deferred income taxes                                        -         105
     Amortization of debt issuance costs                        204           -
     Amortization of deferred loss on early
      termination of commodity swap agreement                   175           -
     Amortization of discount of debt                            60          33
     Changes in operating assets and liabilities:
       Accounts and notes receivable                             12         903
       Prepaid expenses and other                                64         (24)
       Accounts payable                                        (279)        571
       Accrued liabilities                                    3,775         254
                                                            -------     -------
Net cash provided by operating
     Activities                                               5,227       3,387
                                                            -------     -------

Cash flows from investing activities:
     Additions to oil and natural gas properties             (8,435)     (2,093)
                                                            -------     -------
Net cash used in investing activities                        (8,435)     (2,093)
                                                            -------     -------
Cash flows from financing activities:
  Proceeds from long-term debt                               11,000         967
  Payments on long-term debt                                    (39)     (1,933)
  Additions to deferred loan costs                                -        (453)
                                                            -------     -------
Net cash provided by (used in) financing activities          10,961      (1,419)
                                                            -------     -------

Net increase (decrease) in cash and cash equivalents          7,753        (125)

Cash and cash equivalents, beginning of period                  430         782
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 8,183     $   657
                                                            =======     =======
Non-cash transactions:

Changes in accounts payable related to capital
  expenditures                                              $ 2,543           -
Issuance of short-term notes payable for purchase
  of oil and gas properties                                       -     $45,813
Issuance of short-term note payable for financing
  of insurance costs                                            145          87

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          MICHAEL PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     Michael Petroleum Corporation, a Texas corporation (the "Company") is a wholly owned subsidiary of Michael Holdings, Inc., a Texas corporation. The consolidated financial statements included herein have been prepared by the Company and are unaudited, condensed and do not contain all information required by generally accepted accounting principles. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations have been included. Due to seasonal fluctuations, the results of operations for the interim periods are not necessarily indicative of operating results for the entire fiscal year. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   LONG-TERM DEBT

     In May 1998, the Company entered into a four-year credit facility (the "Credit Facility") with Christiania Bank og KreditKasse ("Christiania") which provides maximum loan amounts totaling $50.0 million, subject to borrowing base limitations. The borrowing base was to be redetermined semiannually by Christiania based on the Company's proved oil and natural gas reserves. Although the initial borrowing base was $30 million, the new borrowing base, effective April 1, 1999, was reduced to $23 million. The stated maturity date of all indebtedness under the Credit Facility is May 28, 2002. The effective interest rate under the Credit Facility for the year ended December 31, 1998 and the three months ended March 31, 1999 was 6.8% and 7.3%, respectively.

     At December 31, 1998, the Company was in violation of the interest coverage ratio under the Credit Facility. The Company and Christiania entered into that certain First Amendment to the Credit Agreement dated effective as of March 31, 1999, amending that financial covenant, and increasing the interest rate charged under the Credit Facility by 0.5%. During March 1999, the Company was in violation of two financial covenants (the minimum current ratio and the interest coverage ratio) under the Credit Facility. Consequently, the balance outstanding under the Credit Facility as of March 31, 1999 has been classified as a current liability. The Company is currently negotiating the terms of an amended credit facility with Christiania. However, no assurance can be given that the Company or Christiania will enter into additional amendments or waivers with regard to these financial covenants. Should the Company fail to secure an amendment or waiver with regards to these financial covenants, Christiania would have the right to declare all outstanding indebtedness under the Credit Facility to be due and payable. Pursuant to the cross default provisions contained in the indenture governing the Company's $135 million Senior Notes, upon written notice by Christiania to the Company of the acceleration of the Credit Facility, the Senior Notes would become due and payable upon such event.

     In addition, the current terms of the Credit Facility provide that commencing on October 31, 1999, and continuing until its stated maturity, the maximum amount available for borrowings and letters of credit under the Credit Facility will be adjusted (increased or decreased, as applicable) by the semi-annual borrowing base determination, and the borrowing base also will be decreased by monthly mandatory reductions in the borrowing base of $1.5 million per month and adjusted for significant sales of collateral.

3.   PRO FORMA RESULTS

     In March and April 1998, the Company acquired oil and gas properties for approximately $89.3 million. Accordingly, revenues and expenses from the properties have been included in the Company's statement of operations from the date of purchase. Assuming the properties were acquired January 1, 1998, the unaudited pro forma revenues and loss from continuing operations for the three months ended March 31, 1998 were $7,155,000 (unaudited) and $468,000 (unaudited), respectively.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. For supplemental information, it is suggested that this Item 2 be read in conjunction with the corresponding section included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") as filed with the Securities and Exchange Commission.

GENERAL

         The Company is an independent energy company engaged in the acquisition, development and production of oil and natural gas, principally in the Lobo Trend of South Texas. The Company began operations in 1983, and, since its inception, increased its reserve base and production as a result of acquisitions and development of oil and natural gas properties. In March and April 1998, the Company completed acquisitions adding approximately 51,000 gross acres (48,400 net acres) in the Lobo Trend for an aggregate purchase price of approximately $89.3 million. For the three months ended March 31, 1999, the Company participated in the drilling of 8 gross (7 net) natural gas wells, 5
(5 net) of which were completed as productive wells.

         From April 1, 1999 through May 14, 1999, the Company participated in the drilling of 2 gross (2 net) natural gas wells of which one has been completed and one is still drilling.

         The Company utilizes the "successful efforts" method of accounting for its oil and natural gas activities as described in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         The following table summarizes production volumes, average sale prices and operating revenues for the Company's oil and natural gas operations for the three-month periods ended March 31, 1999 and 1998:




                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                     --------------------------
                                                         1999            1998
                                                     ------------    ----------
       Production volumes:
         Oil and condensate (MBbls)                           25            12
         Natural gas (Mmcf)                                3,349         1,487

       Average sales prices:
         Oil and condensate (per Bbl)                     $10.92        $14.23
         Natural gas (per Mcf)                              2.01          2.07

       Operating revenues ($ 000's):
         Oil and condensate                               $  278        $  176
         Natural gas                                       6,741         3,084
                                                     ------------    ----------
              Total                                       $7,019        $3,260
                                                     ============    ==========



COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

         Oil and natural gas revenues for the three months ended March 31, 1999 increased 115% to $7.02 million from $3.26 million for the three months ended March 31, 1998. Production volumes for oil and natural gas for the first quarter ended March 31, 1999 increased 125% to 3,502 MMcfe from 1,559 MMcfe for the first quarter of 1998. Average oil and natural gas prices decreased 4% to $2.00 per Mcfe for 1999 from $2.09 per Mcfe for 1998. The increase in oil and natural gas production was a result of the Company's 1998 acquisitions and new wells brought on line resulting from the Company's drilling program.

         Oil and natural gas production costs for the three months ended March 31, 1999 increased 185% to $1,353,000 from $475,000 for the three months ended March 31, 1998, primarily due to the increase in production as a result of the 1998 acquisitions and the Company's development program. Production costs per equivalent unit increased to $0.38 per Mcfe for the three months ended March 31, 1999 from $0.30 per Mcfe for the three months ended March 31, 1998. The increase in the rate per equivalent unit was due to increased maintenance and compression costs, plus higher ad valorem taxes.

         Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 1999 increased 170% to $3.65 million from $1.35 million for the same period in 1998. The increase in DD&A expense was due to higher productive volumes and an increase in the depletion rate per Mcfe from $.87 for the three months ended March 31, 1998 to $1.03 for the same period in 1999. The increase in rate was primarily due to acquisitions completed in 1998. No impairment charges were recognized in either period.

         General and administrative expenses for the three months ended March 31, 1999 increased 83% to $478,000 from $261,000 for the three months ended March 31, 1998 due to salaries and related benefits for several new employees, plus increases in legal and professional fees and office expenses. General and administrative expenses per equivalent unit decreased to $0.14 per Mcfe for the three months ended March 31, 1999 from $0.17 per Mcfe for the three months ended March 31, 1998. The decrease in the rate per equivalent unit was due to the higher production.

         Interest expense, net of capitalized interest, for the three months ended March 31, 1999 increased 349% to $4.0 million from $890,000 for the same period in 1998. The increase was due to the higher level of outstanding debt for the three months ended March 31, 1999 compared to the same period of 1998.

         There was no income tax benefit for the three months ended March 31, 1999 as a valuation allowance of $828,000 was recorded by the Company as compared to an income tax expense of $105,000 for the same period in 1998. The valuation allowance recorded by the Company is the sole reconciling item between the expected tax benefit and the recorded tax amount. The Company has a net operating loss carryforward of $19.5 million at December 31, 1998, which was generated beginning in fiscal year 1997. The net operating loss will begin to expire in 2017. Thus, future taxable income of at least $19.5 million will need to be generated by 2017 in order for the Company to realize the net operating loss incurred through December 31, 1998. Management believes it is more likely than not that the net operating loss carryforward of $19.5 million will be fully utilized prior to expiration. Specific differences between pre-tax loss and taxable income pertain to development dry holes, intangible drilling costs, capitalized interest and depletion and depreciation of oil and gas and other properties. Estimates of future taxable income are significantly affected by changes in oil and natural gas prices, estimates of future production, and estimated operating and capital costs. The deferred tax asset could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced, if alternative tax strategies are no longer viable, or if the Company's drilling program is significantly curtailed due to a lack of financing or capital resources. If the Company is not able to generate sufficient taxable income in the future through operating results, a valuation allowance will be recorded through a charge to expense for the net operating loss.

         The net loss for the three months ended March 31, 1999 was $2.44 million compared to net income of $196,000 for the three months ended March 31, 1998, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         In April 1998, the Company completed the Senior Notes offering of $135 million. Approximately $28 million of the net proceeds from the sale of the Series A Notes were used to repay indebtedness incurred under the Company's prior financing. Approximately $89.3 million of the net proceeds were used to fund acquisitions and the remaining balance to provide additional working capital for general corporate purposes. In May 1998, the Company entered into a credit facility with Christiania Bank og KreditKasse as described under "Financing Arrangements" below. As of March 31, 1999 and May 14, 1999, all of the $23 million available under the Credit Facility had been drawn. See Note 2, "-Long-Term Debt" of Notes to Consolidated Financial Statements. The majority of the Company's current indebtedness exists as a result of the Senior Notes outstanding. These financing transactions have significantly increased the Company's debt over historical levels. The Company's increased level of indebtedness has had, and will have, several important effects on the Company's operations, including (i) a substantial portion of the Company's cash flows from operations has been and will be dedicated to the payment of interest and principal on its indebtedness,
(ii) the Company's leveraged position has substantially increased its vulnerability to adverse changes in general industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures and general corporate and other purposes may be limited.

         The Company had cash and cash equivalents at March 31, 1999 of $8.18 million, consisting primarily of short-term money market investments, compared to $430,000 at December 31, 1998. The working capital deficit was $26.04 million at March 31, 1999 compared to a working capital deficit of $4.65 million at December 31, 1998 primarily due to the classification of certain portions of the Credit Facility indebtedness as a current obligation. The working capital deficit includes the entire $23 million balance outstanding under the Credit Facility which was classified as a current liability at March 31, 1999.

         Cash flows provided by operating activities from the Company's operations were approximately $5.23 million and $3.39 million for the three months ended March 31, 1999 and 1998, respectively. The increase in operating cash flows for the three months ended March 31, 1999 over the same period in 1998 was primarily due to increased production, revenue and operating income as a result of 1998 acquisitions and the Company's drilling program, primarily as a result of working capital expenditures.

         Cash flows used in investing activities by the Company were $8.44 million and $2.09 million for the three months ended March 31, 1999 and 1998, respectively. Property additions resulted primarily from the 1998 acquisitions and drilling and development activities described above.

         Cash flows provided by (used in) financing activities were $10.96 million and $(1.42) million for the three months ended March 31, 1999 and 1998, respectively. The increase in the amount of cash flows provided by financing activities for the three months ended March 31, 1999 was primarily due to the proceeds borrowed under the credit facility to fund the Company's drilling program and repay interest on the Senior Notes.

         The Company believes that additional financing will be necessary in order for the Company to continue to increase its reserve base in accordance with its long-range development plan. In the event the Company is unable to obtain third party financing, the Company does not believe its cash on hand and current level of operations will be sufficient to fund its operations through 1999. On April 22, 1999, the Company retained Wasserstein, Perella & Company to act as its financial advisor in connection with restructuring its balance sheet.

CAPITAL EXPENDITURES

         Capital expenditures for the first three months of 1999 totaled $10.98 million compared to $2.09 million in 1998.

         The Company has experienced and expects to continue to experience substantial working capital requirements due to the Company's development program. Cash flows from operations and borrowings under the Credit Facility will not currently allow the Company to implement its present development drilling strategy. Therefore, additional financing will be required in the future to fund the Company's development strategy. In addition, the terms of the Company's Senior Notes indebtedness contain certain negative and other financial covenants which may limit the Company's capital expenditures. See "Financing Arrangements". The Company will require capital from sources in addition to the Credit Facility in order for the Company to fully implement its development drilling strategy in 1999 and for the foreseeable future. In the event that additional capital is not available, capital expenditures are expected to be further reduced, which could adversely affect the Company's future financial condition, cash flows and results of operations.

FINANCING ARRANGEMENTS

CREDIT FACILITY

         In May 1998, the Company entered into its Credit Facility with Christiania as lender and administrative agent, pursuant to the terms of the Credit Facility. The Credit Facility provided for loans in an outstanding principal amount not to exceed $50.0 million at any one time, subject to a borrowing base to be determined semi-annually (each April and October) by the administrative agent (the initial borrowing base was $30.0 million), and the issuance of letters of credit in an outstanding face amount not to exceed $6.0 million at any one time with the face amount of all outstanding letters of credit reducing, dollar-for-dollar, the availability of loans under the Credit Facility. Although the initial borrowing base was $30 million, and effective November 9, 1998, the borrowing base was increased by $5 million to a total of $35 million, the new borrowing base effective April 1, 1999, was reduced to $23 million. See "-Liquidity and Capital Resources" above.

         Under the current terms of the Credit Facility, the principal balance outstanding is due and payable on May 28, 2002, and each letter of credit shall be reimbursable by the Company when drawn, or if not then otherwise reimbursed, paid pursuant to a loan under the Credit Facility. Commencing on October 31, 1999, and continuing until its stated maturity, the maximum amount available for borrowings and letters of credit under the Credit Facility will not only be adjusted (increased or decreased, as applicable) by the semi-annual borrowing base determination, but also (i) decreased by monthly mandatory reductions in the borrowing base of $1.5 million per month and (ii) adjusted for sales of collateral having an aggregate value exceeding the lesser of $4.0 million per year or 5% of the Company's total proved reserve values. At March 31, 1999, the Company had drawn all of the $23 million then available under the Credit Facility. Both the Company and Christiania may also initiate two unscheduled redeterminations of the borrowing base during any consecutive twelve-month period. If the sum of the outstanding principal balance and amount of outstanding letters of credit (both drawn and undrawn) exceeds the borrowing base, the Company shall, within 30 days, either repay such excess in full or provide additional collateral acceptable to Christiania.

         The interest rate for borrowings under the Credit Facility are determined at either (i) the ABR rate, or (ii) the Eurodollar Rate plus 2.25%, at the election of the Company. The "ABR" rate is the higher of (i) Christiania Bank's prime rate then in effect, (ii) the secondary market rate for three-month certificates of deposit plus 1.5% or (iii) the federal funds rate then in effect plus 1.0%. Interest will generally be due on a quarterly basis. The Credit Facility is secured by substantially all of the oil and natural gas assets of the Company, including accounts receivable, equipment and gathering systems. The proceeds of the Credit Facility may be used to finance working capital needs and for general corporate purposes of the Company in the ordinary course of its business.

         The Credit Facility contains certain covenants by the Company, including (i) limitations on additional indebtedness and on guaranties by the Company except as permitted under the Credit Facility, (ii) limitations on additional investments except those permitted under the Credit Facility and
(iii) restrictions on dividends or distributions on or repurchases or redemptions of capital stock by the Company except for those involving repurchases of Michael Holdings, Inc. capital stock which may not exceed $500,000 in any fiscal year. In addition, the Credit Facility requires the Company to maintain and comply with certain financial covenants and ratios, including a minimum interest coverage ratio, a minimum current ratio and a covenant requiring that the Company's general and administrative expenses may not exceed 12.5% of the Company's gross revenues in a calendar year. As of May 14, 1999, the Company had no available borrowing capacity under the Credit Facility.

         At December 31, 1998, the Company was in violation of the interest coverage ratio under the Credit Facility. The Company and Christiania entered into that certain First Amendment to the Credit Agreement dated effective as of March 31, 1999, amending that financial covenant, and increasing the interest rate charged under the Credit Facility by 0.5%. During March 1999, the Company was in violation of two financial covenants (the minimum current ratio and the interest coverage ratio) under the Credit Facility. Consequently, the balance outstanding under the Credit Facility as of March 31, 1999 has been classified as a current liability. The Company is currently negotiating the terms of an amendment to the Credit Facility with Christiania. However, no assurance can be given that the Company or Christiania will enter into additional amendments or waivers with regard to theses financial covenants. Should the Company fail to secure an amendment or waiver with regards to these financial covenants, Christiania would have the right to declare all outstanding indebtedness under the Credit Facility to be due and payable. Pursuant to the cross default provisions contained in the indenture governing the Company's $135 million Senior Notes, upon written notice by Christiania to the Company of the acceleration of the Credit Facility, the Senior Notes would become due and payable upon such event.

         In addition, the present terms of the Credit Facility provide that commencing on October 31, 1999, and continuing until its stated maturity, the maximum amount available for borrowings and letters of credit under the Credit Facility will be adjusted (increased or decreased, as applicable) by the semi-annual borrowing base determination, and the borrowing base also will be decreased by monthly mandatory reductions in the borrowing base of $1.5 million per month and adjusted for significant sales of collateral.

SENIOR NOTES

         The indenture governing the Senior Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, repurchase equity interests or make other Restricted Payments (as defined in the Indenture), create liens, enter into transactions with affiliates, sell assets or enter into certain mergers and consolidations. In the event of certain asset dispositions, the Company is required under certain circumstances to use the excess proceeds from such a disposition to offer to repurchase the Senior Notes (and other Senior Indebtedness for which an offer to repurchase is required to be concurrently made) having an aggregate principal amount equal to the excess proceeds at a purchase price equal to 100% of the principal amount of the New Notes, together with accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, to the date of repurchase (a "Net Proceeds Offer"). Pursuant to the cross default provisions contained in the indenture governing the $135 million Senior Notes, upon written notice by Christiania to the Company of the acceleration of the Credit Facility resulting from an event of default, if uncured, the Senior Notes would become due and payable.

HEDGING ACTIVITIES

         In an effort to achieve more predictable revenues and reduce the effects of volatility of the price of oil and natural gas on the Company's operations, the Company has hedged in the past, and in the future expects to hedge oil and natural gas prices through the use of swap contracts, put options and costless collars. While the use of these hedging arrangements limits the downside-risk of adverse price movements, it also limits future gains from favorable movements. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues in the periods in which the related production occurs. The Company does not engage in hedging arrangements in which the production amounts are in excess of the Company's actual production.

         The fair value of the put option and costless collars at March 31, 1999 was approximately $1.1 million. All prices are relative to the Houston Ship Channel Index.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

         Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains projections and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, all statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding the Company's business strategy, achievement of the Company's drilling and development program objectives, amendment of the Company's credit facilities, availability of additional sources of capital funding, future governmental regulation, oil and natural gas reserves, future drilling and development opportunities and operations, future acquisitions, future production of oil and natural gas (and the prices thereof and the costs therefor), anticipated results of hedging activities, the need for additional capital, future capital expenditures, Year 2000 compliance issues, and future net cash flows, are forward-looking statements and may contain certain information concerning financial results, economic conditions, trends and known uncertainties. Such statements reflect the Company's current views with respect to future events and financial performance, and involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of these various risks and uncertainties, including, without limitation, (i) factors such as natural gas price fluctuations and markets, uncertainties of estimates of reserves and future net revenues, competition in the oil and natural gas industry, risks associated with oil and natural gas operations, risks associated with future acquisitions, risks associated with the Company's future capital requirements and the availability of sources of capital and regulatory and environmental risks, (ii) adverse changes to the properties and leases acquired in 1998 or the failure of the Company to achieve the anticipated benefits of such acquisitions, (iii) the extent of "Year 2000" compliance by the Company's suppliers and customers and the Company's information and embedded technologies, and (iv) adverse changes in the market for the Company's oil and natural gas production, and (v) risks associated with the Company's substantial leverage, including risks that additional capital and cash flow from operations will be insufficient to cover future interest payments. For a more detailed description of these and certain other risks associated with the Company's operations, see "Risk Factors" in the 1998 Form 10-K.

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

         The Company has begun making necessary modifications to its internal information computer systems in preparation for the Year 2000. The Company currently estimates that its Year 2000 project will be completed by September 1999, and believes that the total related costs will be approximately $30,000, funded by cash from operations or short term borrowings. Actual costs to date have been less than $10,000.

         The Company began reviewing the Year 2000 compliance status of field equipment, including compressor stations, gas control systems and data logging equipment, during the fourth quarter of 1998 and expects to complete this review by June 1999.

         The Company has identified significant third parties whose Year 2000 compliance could affect the Company and is in the process of formally inquiring about their Year 2000 status. The Company has received responses from approximately 50% of its inquiries. Despite its efforts to assure that such third parties are Year 2000 compliant, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. A third party's failure to achieve Year 2000 compliance could have a material adverse effect on the Company's operations and cash flow. The potential effect of Year 2000 on-compliance by third parties is currently unknown.

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

         The Company has designated personnel responsible to not only identify and respond to these issues, but also to develop a contingency plan in the event that a problem arises after the turn of the century. The Company is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of the Company's or significant third party computer systems on January 1, 2000. The Company has not completed any continency plans to date. Specific contingency plans will be developed in response to the results of testing scheduled to be complete by October 1999, as well as the assessed probability and risk of system or equipment failure. These contingency plans may include installing backup computer systems or equipment, temporarily replacing systems or equipment with manual processes, and identifying alternative suppliers, service companies and purchasers. The Company expects these plans to be complete by December 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEDGING ACTIVITIES

There have been no material changes regarding market risk and the Company's derivative instruments during the first quarter of 1999. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K,
Item 305(c).

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.........................................................  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds.................................  Not Applicable

Item 3.  Defaults upon Senior Securities...........................................  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.......................  Not Applicable

Item 5.  Other Information.........................................................  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K..........................................  Not Applicable


         (A)  EXHIBITS.  The following exhibits are filed as part of this report:


EXHIBIT NO.

              27.1*  Financial Data Schedule.

         * Filed herewith

         (B)  Reports on Form 8-K during the quarter ended March 31, 1999..........  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MICHAEL PETROLEUM CORPORATION
                                            (REGISTRANT)


Date  May 17, 1999                     By /s/ Glenn D. Hart
                                         ----------------------------------------
                                         Glenn D. Hart
                                         Chief Executive Officer and Chairman
                                           of the Board

Date  May 17, 1999                     By /s/ Michael G. Farmar
                                         ----------------------------------------
                                         Michael G. Farmar
                                         President and Chief Operating Officer

Date  May 17, 1999                     By /s/ Robert L. Swanson
                                         ----------------------------------------
                                         Robert L. Swanson
                                         Vice President, Finance

Date  May 17, 1999                     By /s/ Scott R. Sampsell
                                         ----------------------------------------
                                         Scott R. Sampsell
                                         Vice President, Controller and Treasurer