Form 10-Q
period 1999-06-30
MICHAEL PETROLEUM CORP
filed 1999-08-16
CIK 1061299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

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

As of August 11, 1999, there were 10,000 shares of the Registrant's Common Stock, par value $0.10 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          MICHAEL PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                 JUNE 30,    DECEMBER 31,
                                                                   1999         1998
                                                                ---------    ------------
                                                               (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                    $   1,072      $     430
   Accounts receivable                                              7,702          6,366
   Note receivable                                                  1,036          1,500
   Prepaid expenses and other                                         575            655
                                                                ---------      ---------
       Total current assets                                        10,385          8,951
Oil and gas properties, (successful efforts method) at cost       172,402        155,867
Less: accumulated depreciation, depletion and amortization        (32,783)       (24,989)
                                                                ---------      ---------
                                                                  139,619        130,878
Other assets                                                        5,245          7,453
                                                                ---------      ---------

       TOTAL ASSETS                                             $ 155,249      $ 147,282
                                                                ---------      ---------
                                                                ---------      ---------


LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                             $  13,141      $   8,925
   Accrued liabilities                                              4,663          4,630
   Current portion of long-term debt                               23,110             41
                                                                ---------      ---------
       Total current liabilities                                   40,914         13,596
Long-term debt                                                    132,944        144,842
                                                                ---------      ---------
       Total liabilities                                          173,878        158,438

Commitments and contingencies

Stockholder's deficit:
   Preferred stock ($.10 par value, 50,000,000 shares
     authorized, no shares issued and outstanding)                     --             --
   Common stock ($.10 par value, 100,000,000 shares
     authorized, 10,000 shares issued and outstanding)                  1              1
   Additional paid-in capital                                         610            610
   Accumulated deficit                                            (19,220)       (11,767)
                                                                ---------      ---------
       Total stockholder's deficit                                (18,609)       (11,156)
                                                                ---------      ---------

       TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT              $ 155,249      $ 147,282
                                                                ---------      ---------
                                                                ---------      ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         MICHAEL PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                          THREE MONTHS                         SIX MONTHS
                                                         ENDED JUNE 30,                      ENDED JUNE 30,
                                                  -----------------------------        ----------------------------
                                                     1999             1998                 1999           1998
                                                  ------------     ------------        -------------   ------------
Revenues:
   Oil and natural gas sales                          $ 7,981          $ 6,437             $ 15,000        $ 9,697

Operating expenses:
   Production costs                                     1,519            1,125                2,872          1,600
   Exploration                                             26               79                   74             79
   Depreciation, depletion and amortization             4,169            3,150                7,823          4,499
   General and administrative                             642              256                1,120            517
                                                  -----------     ------------        -------------   ------------
                                                        6,356            4,610               11,889          6,695
                                                  -----------     ------------        -------------   ------------

Operating income                                        1,625            1,827                3,111          3,002
                                                  -----------     ------------        -------------   ------------

Other income (expense):
   Interest income and other                             (501)             198                 (428)           214
   Interest expense                                    (4,263)          (3,527)              (8,260)        (4,417)
                                                  -----------     ------------        -------------   ------------

                                                       (4,764)          (3,329)              (8,688)        (4,203)
                                                  -----------     ------------        -------------   ------------

Loss before income taxes and extraordinary  item
                                                       (3,139)          (1,502)              (5,577)        (1,201)
Income tax expense (benefit) before
   extraordinary item                                   1,876             (526)               1,876           (421)
                                                  -----------     ------------        -------------   ------------
Net loss before extraordinary item                     (5,015)            (976)             (7,453)           (780)

Extraordinary item:  extinguishment of debt
   (net of tax of $285)                                     -             (531)                   -           (531)
                                                  -----------     ------------        -------------   ------------
Net loss                                              $(5,015)         $(1,507)            $(7,453)        $(1,311)
                                                  -----------     ------------        -------------   ------------
                                                  -----------     ------------        -------------   ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         MICHAEL PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                               SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                       ---------------------------
                                                                          1999            1998
                                                                       ------------    -----------
Cash flows from operating activities:
  Net loss                                                               $ (7,453)      $ (1,311)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation, depletion and amortization                                7,823          4,499
    Allowance for bad debts                                                   518              -
    Gain on sale of oil and natural gas properties                              -            (50)
    Increase in deferred tax valuation allowance                            1,876              -
    Deferred income tax benefit                                                 -           (421)
    Extraordinary item - extinguishment of debt                                 -            470
    Amortization of debt issuance costs                                       408            213

    Amortization of deferred loss on early
      termination of commodity swap agreement                                 274            245
    Amortization of discount of debt                                          119            117
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                        (1,346)        (3,321)
      Prepaid expenses and other                                               42         (2,051)
      Accounts payable                                                      1,935            884
      Accrued liabilities                                                      34          3,680
      Other                                                                     -             35
                                                                       ----------    -----------
Net cash provided by operating
        activities                                                          4,230          2,989
                                                                       ----------    -----------

Cash flows from investing activities:
     Additions to oil and natural gas properties                          (14,280)       (87,591)
     Prepaid natural gas contract as consideration
        for non-producing oil and gas properties                                -         (9,994)
                                                                       ----------    -----------
Net cash used in investing activities                                     (14,280)       (97,585)
                                                                       ----------    -----------

Cash flows from financing activities:
    Proceeds from long-term debt                                           11,000        133,602
    Payments on long-term debt                                                (20)       (29,295)
    Additions to deferred loan costs                                            -         (5,163)
    Additions to deferred costs                                              (288)             -
                                                                       ----------    -----------
Net cash provided by financing activities                                  10,692         99,144
                                                                       ----------    -----------

Net increase in cash and cash equivalents                                     642          4,548
                                                                       ----------    -----------
Cash and cash equivalents, beginning of period                                430            782
Cash and cash equivalents, end of period                                 $  1,072       $  5,330
                                                                       ----------    -----------
                                                                       ----------    -----------

Non-cash transactions:
Changes in accounts payable related to
  capital expenditures                                                   $  2,280              -
Non-producing oil and gas properties
 acquired through delivery of natural gas                                       -       $  7,485



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          MICHAEL PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.   BASIS OF PRESENTATION

     Michael Petroleum Corporation, a Texas corporation (the "Company") is a wholly owned subsidiary of Michael Holdings, Inc., a Texas corporation. The consolidated financial statements included herein have been prepared by the Company and are unaudited, condensed and do not contain all information required by generally accepted accounting principles. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the results of operations have been included. Due to seasonal fluctuations, the results of operations for the interim periods are not necessarily indicative of operating results for the entire fiscal year. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2.   LONG-TERM DEBT AND LIQUIDITY

     In May 1998, the Company entered into a four-year credit facility (the "Credit Facility") with Christiania Bank og KreditKasse ("Christiania") which provided for maximum loan amounts totaling $50.0 million, subject to borrowing base limitations. The borrowing base was to be redetermined semiannually by Christiania based on the Company's proved oil and natural gas reserves. Although the initial borrowing base was $30 million, the borrowing base, effective April 1, 1999, was reduced to $23 million. The stated maturity date of all indebtedness under the Credit Facility is May 28, 2002. The effective interest rate under the Credit Facility for the year ended December 31, 1998 and the six months ended June 30, 1999 was 6.8% and 7.6%, respectively. As of June 30, 1999, the Company was in violation of two financial covenants (the minimum current ratio and the interest coverage ratio) under the Credit Facility. The Company and Christiania had entered into a First Amendment to the Credit Agreement dated effective March 29, 1999, amending one of the financial covenants (interest coverage ratio), and increasing the interest rate charged under the Credit Facility by 0.5%. The Company is currently negotiating with Christiania with regards to a temporary waiver of the covenant violations or an amendment to the Credit Facility to bring the Company into temporary compliance. Effective June 7, 1999, Christiania began charging the default rate of interest, increasing the interest rate an additional 2% per annum on the outstanding balance. Should the Company fail to secure and maintain an amendment or waiver with regard to these financial covenants, Christiania would have the right to declare all outstanding indebtedness under the Credit Facility to be due and payable. Pursuant to the cross default provisions contained in the indenture governing the Company's $135 million 11 1/2% Senior Notes due 2005 (the "Senior Notes"), written notice by Christiania to the Company of the acceleration of the Credit Facility would constitute an event of default under the terms of the Senior Notes. Commencing on October 31, 1999, the principal amount outstanding under the Credit Facility must be decreased by monthly mandatory reductions in the borrowing base of $1.5 million per month.

     On June 29, 1999, representatives of the Company and its financial advisor met with certain holders of the Company's Senior Notes regarding the restructuring of the Company's senior indebtedness. The Company's financial advisor was engaged on April 22, 1999 to seek financial restructuring alternatives and subsequently conducted preliminary discussions with Senior Note holders regarding these alternatives. Specifically, the Company discussed a proposal to exchange the Senior Notes for Common Stock of the Company representing, after giving effect to the exchange, approximately 93% of the outstanding Common Stock of the Company. Under this proposal, existing stockholders of Michael Holdings, Inc., the Company's parent corporation, and management of the Company, would own approximately 7% of the outstanding Common Stock after giving effect to the exchange, and would also be issued warrants to acquire up to approximately an additional 20% of the Common Stock of the Company. A restructuring of the Company's Senior Note indebtedness could be implemented outside of insolvency proceedings or in connection with court-supervised bankruptcy proceedings, depending on the degree of Noteholder support for the alternative chosen. The proposed restructuring would substantially reduce debt service requirements and increase cash flow from operations and borrowing capacity in order to expand the Company's development program. If a restructuring does not occur, the Company will pursue other financing or restructuring alternatives. No predictions can be made by management with respect to the outcome of this matter.

3.   PRO FORMA RESULTS

     In March and April 1998, the Company acquired oil and gas properties for approximately $89.3 million. Accordingly, revenues and expenses from these properties have been included in the Company's statement of operations from the date of purchase. Assuming the properties were acquired January 1, 1998, the unaudited pro forma revenues and loss from continuing operations for the six months ended June 30, 1998 were $13,592,000 (unaudited) and $1,444,000 (unaudited), respectively.


4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. This statement was initially effective for financial statements for fiscal years beginning after June 15, 1999. However, in June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the impact of the provisions of SFAS No. 133.


5.   DEFERRED INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. At December 31, 1998, the Company had net operating loss carryforwards of $19.5 million. Realization of deferred tax assets associated with the net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. The current status of the Company's current and future drilling program and uncertainty about the availability of capital resulted in uncertainty as to whether sufficient taxable income will be available to utilize the entire net operating loss carryforward. Therefore, a valuation allowance totaling $1.9 million was established at June 30, 1999 to provide for the portion of the net operating loss carryforward which may not be realized. As discussed in Note 2, the Company made a restructuring proposal to the Senior Note holders on June 29, 1999. The proposal may result in a significant stock ownership change which would significantly effect the timing of the utilization of the net operating loss carryforward. The valuation allowance related to tax assets could be further adjusted in the near term if such restructuring were to occur, as well as changes in estimates of future taxable income.

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. For supplemental information, it is suggested that this Item 2 be read in conjunction with the corresponding section included in the Company's 1998 Annual Report on Form 10-K (the "1998 Form 10-K") as filed with the Securities and Exchange Commission.


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

For the six months ended June 30, 1999, the Company participated in the drilling of 14 gross (11 net) natural gas wells, 9 gross (8 net) of which were completed as productive wells.

         From July 1, 1999 through August 11, 1999, the Company participated in the drilling of 3 gross (2 net) natural gas wells, of which one has been completed, one is in the process of being completed, and one is still drilling.

         The Company utilizes the "successful efforts" method of accounting for its oil and natural gas activities as described in Note 1 of the Notes to Consolidated Financial Statements in the Company's 1998 Form 10-K.


RESULTS OF OPERATIONS

         The following table summarizes production volumes, average sale prices and operating revenues for the Company's oil and natural gas operations for the three-month and six-month periods ended June 30, 1999 and 1998:


                                                            THREE MONTHS                        SIX MONTHS
                                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                                     ---------------------------         --------------------------
                                                         1999            1998                1999           1998
                                                     ------------    -----------         ------------    ----------
       Production volumes:
         Oil and condensate (MBbls)                           30             23                   55            35
         Natural gas (Mmcf)                                3,517          2,909                6,866         4,397

       Average sales prices:
         Oil and condensate (per Bbl)                     $14.37         $11.22              $ 12.78        $12.39
         Natural gas (per Mcf)                              2.15           2.12                 2.08          2.11

       Operating revenues ($ 000's):
         Oil and condensate                               $  428         $  261              $   706        $  437
         Natural gas                                       7,553          6,176               14,294         9,260
                                                     ------------    -----------         ------------    ----------
              Total                                       $7,981         $6,437              $15,000        $9,697
                                                     ------------    -----------         ------------    ----------
                                                     ------------    -----------         ------------    ----------


COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

         Oil and natural gas revenues for the three months ended June 30, 1999 increased 24% to $7.98 million from $6.44 million for the three months ended June 30, 1998. Production volumes for oil and natural gas for the second quarter ended June 30, 1999 increased 21% to 3,696 MMcfe from 3,047 MMcfe for the second quarter of 1998. Average natural gas prices increased 1% to $2.15 per Mcf for 1999 from $2.12 per Mcf for 1998. The increase in oil and natural gas production was a result of the new wells brought on line resulting from the Company's drilling program.

         Oil and natural gas production costs for the three months ended June 30, 1999 increased 35% to $1.52 million from $1.13 million for the three months ended June 30, 1998, primarily due to the increase in the number of producing wells as a result of the Company's development program. Production costs per equivalent unit increased to $0.41 per Mcfe for the three months ended June 30, 1999 from $0.37 per Mcfe for the three months ended June 30, 1998. The increase in the rate per equivalent unit was due to higher severance and ad valorem taxes accrued in 1999, plus increased workover expenses.

         Depreciation, depletion and amortization ("DD&A") expense for the three months ended June 30, 1999 increased 32% to $4.17 million from $3.15 million for the same period in 1998. The increase in DD&A expense was due to higher productive volumes and an increase in the depletion rate per Mcfe from $1.03 for the three months ended June 30, 1998 to $1.13 for the same period in 1999. The increase in rate was primarily due to cost overruns and below average reserves discovered per well. No impairment charges were recognized in either period.

         General and administrative expenses for the three months ended June 30, 1999 increased 151% to $642,000 from $256,000 for the three months ended June 30, 1998 due to salaries and related benefits for new professional employees, and increases in insurance, engineering, legal and professional fees and office expenses. General and administrative expenses per equivalent unit increased to $0.17 per Mcfe for the three months ended June 30, 1999 from $0.08 per Mcfe for the three months ended June 30, 1998.

         Interest expense, net of capitalized interest, and loan amortization costs for the three months ended June 30, 1999 increased 21% to $4.26 million from $3.53 million for the same period in 1998. The increase was due to the higher level of outstanding debt for the three months ended June 30, 1999 compared to the same period of 1998.

         At June 30, 1999, the Company recorded in interest income and other, an allowance for bad debts totaling $518,000 pertaining to a $1.5 million note receivable from a Texas limited liability company. The reserve was established as a result of a contract cancellation by a third party with a joint venture partner of the Texas limited liability company. Although management presently believes that the remaining balance of the notes receivable will be collected, if the cancellation of the contract is not resolved, additional bad debt charges may be incurred.

         The income tax expense was $1.88 million for the three months ended June 30, 1999, as a valuation allowance of $2.97 million was recorded by the Company as compared to an income tax benefit of $526,000 for the same period in 1998. The valuation allowance recorded by the Company is the sole reconciling item between the expected tax benefit and the recorded tax amount. The Company's net operating loss carryforward of $19.5 million at December 31, 1998 was partially reserved as of June 30, 1999 as the status of the current and future drilling program and uncertainty about the availability of capital resulted in uncertainty as to whether sufficient taxable income will be available to utilize the entire net operating loss carryforward. The Company made a restructuring proposal to the Senior Note holders on June 29, 1999 (see "Liquidity and Capital Resources"). The proposal may result in a significant stock ownership change which would significantly affect the timing of the utilization of the net operating loss carryforward. The valuation allowance related to the assets could be further adjusted in the near term of such restructuring were to occur, as well as changes in estimates of future taxable income.

         At June 30, 1999, the Company had deferred approximately $300,000 of costs pertaining to the Company's planned capital restructuring discussed under "Liquidity and Capital Resources." Should the planned restructuring not occur, this amount would be charged to operations.

         The net loss for the three months ended June 30, 1999 was $5.01 million compared to a net loss of $1.51 million for the three months ended June 30, 1998, primarily as a result of the factors discussed above.

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

         Oil and natural gas revenues for the six months ended June 30, 1999 increased 55% to $15.00 million from $9.70 million for the six months ended June 30, 1998. Production volumes for oil and natural gas for the six months ended June 30, 1999 increased 56% to 7,198 MMcfe from 4,607 MMcfe for the first six months of 1998. Average natural gas prices decreased 1% to $2.08 per Mcf for six months ended June 30, 1999 from $2.11 per Mcf for the same period in 1998. The increase in natural gas production was due to the acquisitions of additional properties in 1998, plus new wells brought on line resulting from the Company's drilling program.

         Oil and natural gas production costs for the six months ended June 30, 1999 increased 79% to $2.87 million from $1.60 million for the six months ended June 30, 1998 primarily due to the increase in the number of producing wells. The production costs per equivalent unit increased to $.40 per Mcfe for the six months ended June 30, 1999 from $.35 per Mcfe for the six months ended June 30, 1998. The increase in the rate per equivalent unit was due to higher severance and ad valorem taxes accrued in 1999, plus increased workover expenses.

         DD&A expense for the six months ended June 30, 1999 increased 74% to $7.82 million from $4.50 million for the same period in 1998. The increase in DD&A expense was due to higher production volumes and an increase in the depreciation and depletion rate per Mcfe from $.98 for the six months ended June 30, 1998 to $1.09 for the same period in 1999. The increase in rate was primarily due to cost overruns and below average reserves discovered per well. No impairment charges were recognized in either period.

         General and administrative expenses for the six months ended June 30, 1999 increased 117% to $1.12 million from $517,000 for the six months ended June 30, 1998 due to salaries and related benefits for new professional employees, plus the increases in insurance, engineering, legal and professional fees, and office expenses. General and administrative expenses per equivalent unit increased to $0.16 per Mcfe for the six months ended June 30, 1999 from $0.11 per Mcfe for the six months ended June 30, 1998.

         Interest expense, net of capitalized interest, and loan amortization costs for the six months ended June 30, 1999 increased 87% to $8.26 million from $4.42 million for the same period in 1998. The increase was due to the higher level of outstanding debt for the six months ended June 30, 1999 compared to the same period of 1998.

         At June 30, 1999, the Company recorded in interest income and other, an allowance for bad debts totaling $518,000 pertaining to a $1.5 million note receivable from a Texas limited liability company. The reserve was established as a result of a contract cancellation by a third party with a joint venture partner of the Texas limited liability company. Although management presently believes that the remaining balance of the note receivable will be collected, if the cancellation of the contract is not resolved, additional bad debt charges may be incurred.

         The income tax expense was $1.9 million for the six months ended June 30, 1999 as a valuation allowance of $3.8 million was recorded by the Company as compared to an income tax benefit of $421,000 for the same period in 1998. The valuation allowance recorded by the Company is the sole reconciling item between the expected tax benefit and the recorded tax amount. The Company's net operating loss carryforward of $19.5 million at December 31, 1998 was partially reserved as of June 30, 1999 as the status of the current and future drilling program and uncertainty about the availability of capital resulted in uncertainty as to whether sufficient taxable income will be available to utilize the entire net operating loss carryforward. The Company made a restructuring proposal to the Senior Note holders on June 29, 1999 (See "Liquidity and Capital Resources"). The proposal may result in a significant stock ownership change which would significantly affect the timing of the utilization of the net operating loss carryforward. The valuation allowance related to tax assets could be further adjusted in the near term if such restructuring were to occur, as well as changes in estimates of future taxable income.

         The extraordinary loss of $531,000 (net of the income tax benefit of $285,000) for the six months ended June 30, 1998 was due to an extinguishment of the previous credit facility. No extraordinary items were recognized in the six months ended June 30, 1999.

         The net loss for the six months ended June 30, 1999 was $7.45 million compared to a loss of $1.31 million for the six months ended June 30, 1998, primarily as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         At current natural gas price levels and production volumes, the Company will not be able to collectively fund drilling expenditures for its already-reduced level of development operations, reduce the aging on its accounts payable, commence amortization of the $23 million principal balance outstanding on the Credit Facility as presently scheduled, and pay the October 1, 1999 interest under the Senior Notes. If an agreement cannot be reached with the Senior Note holders, it is unlikely the Company will make the interest payment due on October 1, 1999 under the Senior Notes.

         The Company has no borrowing capacity under its Credit Facility due to borrowing base reductions effective March 31, 1999, and effective June 7, 1999 began paying the default rate of interest under the Credit Agreement. The Company is currently negotiating an amendment to or temporary waiver of the terms of the Credit Agreement with Christiania. In any event, management does not believe that a long-term resolution of its lending relationship with Christiania will be concluded and believes that additional borrowings from Christiania will not be made available. No assurances can be given that funding from these or any other sources will be made available. Should the Company fail to secure and maintain an amendment or waiver with regards to its financial covenants under the Credit Agreement or replace the Christiania facility, Christiania may declare all outstanding indebtedness under the Credit Facility to be due and payable which would constitute an event of default under the Senior Notes Indenture.

         On June 29, 1999, representatives of the Company and its financial advisor met with certain holders of the Company's Senior Notes regarding the restructuring of the Company's senior indebtedness. The Company's financial advisor was engaged on April 22, 1999 to seek financial restructuring alternatives and subsequently conducted preliminary discussions with Note holders regarding these alternatives. The Company proposed to the holders representing more than one-half of the outstanding Senior Notes to exchange the Senior Notes for Common Stock of the Company representing, after giving effect to the exchange, approximately 93% of the outstanding Common Stock of the Company. Under this proposal, existing stockholders of Michael Holdings, Inc., the Company's parent corporation, and management of the Company, would own approximately 7% of the outstanding Common Stock after giving effect to the exchange, and would also be issued warrants to acquire up to approximately an additional 20% of the Common Stock of the Company. The proposed restructuring would substantially reduce debt service requirements and increase cash flow from operations and borrowing capacity in order to expand the development program. To date, the Senior Note holders have not responded to Company representatives concerning this proposal.

         A restructuring of the Company's Senior Note indebtedness could be implemented outside of insolvency proceedings or in connection with court-supervised bankruptcy proceedings, depending on the degree of Noteholder support for the alternative chosen. The proposal is preliminary in nature and no predictions can be made by Company management as to the degree of success the Company may achieve in its negotiations with Noteholders, whether a restructuring of its Senior Note indebtedness will be accomplished on the terms described above, if at all, whether such a restructuring can be effected outside of bankruptcy, if at all, or if accomplished, whether the Company will be able to achieve its business plan objectives following any such restructuring. If a restructuring does not occur the Company will pursue other financing or restructuring alternatives.

         At June 30, 1999, the Company had cash and cash equivalents of $1.07 million, consisting primarily of short-term money market investments, compared to $430,000 at December 31, 1998. The working capital deficit was $30.53 million at June 30, 1999 compared to a working capital deficit of $4.65 million at December 31, 1998 primarily due to the classification of $23.0 million outstanding indebtedness under the Credit Facility as a current obligation.

         Cash flows provided by operating activities from the Company's operations were approximately $4.23 million and $2.99 million for the six months ended June 30, 1999 and 1998, respectively. The increase in operating cash flows for the six months ended June 30, 1999 over the same period in 1998 was primarily due to increased production, revenue and operating income as a result of the 1998 acquisitions and the Company's drilling program.

         Cash flows used in investing activities by the Company were $14.28 million and $97.59 million for the six months ended June 30, 1999 and 1998, respectively. Property additions during 1998 totaling approximately $90.0 million resulted primarily from the 1998 acquisitions and the drilling and development activities described above.

         Cash flows provided by financing activities were $10.69 million and $99.14 million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1998, the Senior Notes were issued to fund the property acquisitions, whereas funds received in 1999 pertained to amounts borrowed under the Credit Facility to fund the Company's drilling program.

CAPITAL EXPENDITURES

         Capital expenditures for the six months ended June 30, 1999 totaled $16.56 million compared to $97.59 million in 1998.

         The Company expects to continue to experience working capital requirements due to the Company's current development program. As of August
11, 1999, the Company's capital expenditure budget for 1999 had been adjusted to $25.0 million. Substantially all of the 1999 capital expenditures will be used to fund drilling activities, lease acquisitions and 3-D seismic surveys in the Company's project areas. The Company anticipates drilling 24 gross (20 net) wells in 1999. Because borrowings under the Credit Facility are not currently available, cash flows from operations will not allow the Company to fully implement its present development drilling strategy. In addition, the terms of the Company's Senior Notes indebtedness contain certain negative and other financial covenants which may limit the Company's capital expenditures. See "Financing Arrangements". The Company will require capital from sources other than the Credit Facility in order for the Company to fully implement its development drilling strategy in 1999 and for the foreseeable future. In the event that additional capital is not available, capital expenditures are expected to be further reduced, which could adversely affect the Company's future financial condition, cash flows and results of operations.


FINANCING ARRANGEMENTS

CREDIT FACILITY

         In May 1998, the Company entered into its Credit Facility with Christiania as lender and administrative agent, pursuant to the terms of the Credit Facility. The Credit Facility provided for loans in an outstanding principal amount not to exceed $50.0 million at any one time, subject to a borrowing base to be determined semi-annually (each April and October) by the administrative agent (the initial borrowing base was $30.0 million), and the issuance of letters of credit in an outstanding face amount not to exceed $6.0 million at any one time with the face amount of all outstanding letters of credit reducing, dollar-for-dollar, the availability of loans under the Credit Facility. Although the initial borrowing base was $30 million, the borrowing base effective April 1, 1999 was reduced to $23 million. See "-Liquidity and Capital Resources" above.

         Under the current terms of the Credit Facility, the principal balance outstanding is due and payable on May 28, 2002, and each letter of credit shall be reimbursable by the Company when drawn, or if not then otherwise reimbursed, paid pursuant to a loan under the Credit Facility. Commencing on October 31, 1999, and continuing until its stated maturity, the maximum amount available for borrowings and letters of credit under the Credit Facility will not only be adjusted (increased or decreased, as applicable) by the semi-annual borrowing base determination, but also (i) decreased by monthly mandatory reductions in the borrowing base of $1.5 million per month and (ii) adjusted for sales of collateral having an aggregate value exceeding the lesser of $4.0 million per year or 5% of the Company's total proved reserve values. At August 11, 1999, the Company had drawn all of the $23 million then available under the Credit Facility. Both the Company and Christiania may also initiate two unscheduled redeterminations of the borrowing base during any consecutive twelve-month period. If the sum of the outstanding principal balance and amount of outstanding letters of credit (both drawn and undrawn) exceeds the borrowing base, the Company shall, within 30 days, either repay such excess in full or provide additional collateral acceptable to Christiania.

         Effective June 7, 1999, Christiania began charging the default rate of interest on the entire outstanding balance. Accordingly, the Company is currently incurring an additional 2% per annum interest charge on the $23.0 million of outstanding Credit Facility borrowings. The regular interest rate for borrowings under the Credit Facility is determined at either (i) the ABR rate, or (ii) the Eurodollar Rate plus 4.25%, at the election of the Company. The "ABR" rate is the higher of (i) Christiania Bank's prime rate then in effect, (ii) the secondary market rate for three-month certificates of deposit plus 3.5% or (iii) the federal funds rate then in effect plus 3.0%. The Credit Facility is secured by substantially all of the oil and natural gas assets of the Company, including accounts receivable, equipment and gathering systems.

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

         The Company and Christiania entered into a First Amendment to the Credit Agreement, amending one of the financial covenants (interest coverage ratio), and increasing the interest rate charged under the Credit Facility by 0.5%. As of June 30, 1999, the Company was in violation of two financial covenants (the interest coverage and the minimum current ratio) under the Credit Facility. The Company is currently negotiating with Christiania with regard to a temporary waiver of the covenant violations or an amendment to the Credit Facility to bring the Company into temporary compliance. Should the company fail to secure and maintain such an amendment or waiver with regard to these financial covenants, Christiania would have the right to declare all outstanding indebtedness under the Credit Facility to be due and payable. Pursuant to the cross default provisions contained in the indenture governing the Company's $135 million Senior Notes, written notice by Christiania to the Company of the acceleration of the Credit Facility would constitute an event of default under the Senior Notes Indenture.

SENIOR NOTES

         The indenture governing the Senior Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, repurchase equity interests or make other Restricted Payments (as defined in the Indenture), create liens, enter into transactions with affiliates, sell assets or enter into certain mergers and consolidations. Pursuant to the cross default provisions contained in the indenture governing the $135 million Senior Notes, upon written notice by Christiania to the Company of the acceleration of the maturity of the Credit Facility resulting from the events of default, if uncured, the Senior Notes would, upon their acceleration become due and payable. On June 29, 1999, representatives of the Company and its financial advisor met with certain holders representing more than one-half of the outstanding Senior Notes of the Company's $135 million 11 1/2% Senior Notes due 2005 regarding the restructuring of the Company's senior indebtedness (See "Liquidity and Capital Resources").

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

         The fair value of the put option and costless collars in effect at June 30, 1999 and 1998 were approximately ($1.3 million) and $92,000, respectfully. All prices are relative to the Houston Ship Channel Index. The costless collars have a range in price from a floor of $1.98 per MMBtu to a ceiling of $2.385 per MMBtu through April 30, 2000 pertaining to approximately 55% of the Company's estimated natural gas production.


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

         Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains projections and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, all statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding the Company's business strategy, the results of any restructuring alternatives achievement of the Company's drilling and development program objectives, amendment of or waiver under the Company's credit facilities, availability of additional sources of capital funding, future governmental regulation, oil and natural gas reserves, future drilling and development opportunities and operations, future acquisitions, future production of oil and natural gas (and the prices thereof and the costs therefor), anticipated results of hedging activities, the need for and availability of additional capital, future capital expenditures, Year 2000 compliance issues, and future net cash flows, are forward-looking statements and may contain certain information concerning financial results, economic conditions, trends and known uncertainties. Such statements reflect the Company's current views with respect to future events and financial performance, and involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of these various risks and uncertainties, including, without limitation, (i) factors such as natural gas price fluctuations and markets, uncertainties of estimates of reserves and future net revenues, competition in the oil and natural gas industry, risks associated with oil and natural gas operations, risks associated with future acquisitions, risks associated with the Company's future capital requirements and the availability of sources of capital and regulatory and environmental risks, (ii) adverse changes to the properties and leases acquired in 1998 or the failure of the Company to achieve the anticipated benefits of such acquisitions, (iii) the extent of "Year 2000" compliance by the Company's suppliers and customers and the Company's information and embedded technologies, (iv) adverse changes in the market for the Company's oil and natural gas production, and (v) risks associated with the Company's substantial leverage, including risks that additional capital and cash flow from operations will be insufficient to cover future interest payments. For a more detailed description of these and certain other risks associated with the Company's operations, see "Risk Factors" in the 1998 Form 10-K.

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

         The Company has substantially completed making necessary modifications to its internal information computer systems in preparation for the Year 2000. The Company currently estimates that the total related costs for its Year 2000 project will be approximately $10,000, funded by cash from operations. Actual costs to date have been less than $10,000.

         The Company has substantially completed its review of the Year 2000 compliance status of field equipment, including compressor stations, gas control systems and data logging equipment. Accordingly, the Company has determined that these systems are Year 2000 compliant.

         The Company has identified significant third parties whose Year 2000 compliance could affect the Company and is still in the process of formally inquiring about their Year 2000 status. The Company has received responses to less than 50% of its inquiries. Despite its efforts to assure that such third parties are Year 2000 compliant, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. A third party's failure to achieve Year 2000 compliance could have a material adverse effect on the Company's operations and cash flow. The potential effect of Year 2000 non-compliance by third parties is currently unknown.

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

         The Company has designated personnel responsible to not only identify and respond to these issues, but also to develop a contingency plan in the event that a problem arises after the turn of the century. The Company is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of the Company's or significant third party computer systems on January 1, 2000. Specific contingency plans have been developed in response to the results of testing that is substantially completed, as well as the assessed probability and risk of system or equipment failure. These contingency plans may include installing backup computer systems or equipment, temporarily replacing systems or equipment with manual processes, and identifying alternative suppliers, serve companies and purchasers. The Company expects these plans to be completed by December 1999.

         The most likely worst case scenario of any Year 2000 non-compliance problems affecting the Company would involve the disruption of utilities, particularly electricity in the Company's headquarters and in the field. It is believed that any disruption of utilities would be corrected in a relatively short amount of time. However, a long-term disruption could adversely affect the Company's business reputation, results of operations and financial condition.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


HEDGING ACTIVITIES

There have been no material changes regarding market risk and the Company's derivative instruments during the six months ended June 30, 1999. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K,
Item 305(c). The derivative instruments consist of costless collars that have a range in price from a floor of $1.98 per MMBtu to a ceiling of $2.385 per MMBtu through April 30, 2000 pertaining to approximately 55% of the Company's estimated production.

                                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings....................................................................   Not Applicable

Item 2.  Changes in Securities and Use of Proceeds............................................   Not Applicable

Item 3.  Defaults upon Senior Securities

         The Company's Credit Facility is currently in default.  See Part I, Item 2 "Management's Discussion and
         Analysis of Financial Condition and Results of Operations - Financial Arrangements."

Item 4.  Submission of Matters to a Vote of Security Holders..................................   Not Applicable

Item 5.  Other Information....................................................................   Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.....................................................


         (A) .....EXHIBITS.  The following exhibits are filed as
                             part of this report:


EXHIBIT NO.

              27.1*  Financial Data Schedule.

         * Filed herewith


         (B) Reports on Form 8-K during the quarter ended June 30, 1999:

             On June 30, 1999, the Company filed a Current Report dated June 29, 1999 on Form 8-K Item 5 - Other Events with respect to the press release announcing the Company's meetings with and proposals to its Senior Note holders.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MICHAEL PETROLEUM CORPORATION
                                                   (REGISTRANT)



Date       AUGUST 16, 1999         By       /s/   GLENN D. HART
         -------------------           ----------------------------------------
                                       Glenn D. Hart
                                       Chief Executive Officer and Chairman
                                            of the Board


Date       AUGUST 16, 1999         By       /s/   MICHAEL G. FARMAR
         -------------------           ----------------------------------------
                                       Michael G. Farmar
                                       President and Chief Operating Officer



Date       AUGUST 16, 1999         By       /s/   ROBERT L. SWANSON
         ------------------            ----------------------------------------
                                       Robert L. Swanson
                                       Vice President, Finance


Date       AUGUST 16, 1999         By       /s/   SCOTT R. SAMPSELL
         -------------------           ----------------------------------------
                                       Scott R. Sampsell
                                       Vice President, Controller and Treasurer