Form 10-Q
period 1999-09-30
MICHAEL PETROLEUM CORP
filed 1999-11-15
CIK 1061299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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

As of November 12, 1999, there were 10,000 shares of the Registrant's Common Stock, par value $0.10 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MICHAEL PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1999              1998
                                                                     -------------     ------------
                                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                            $     385        $     430
   Accounts receivable                                                     10,450            6,366
   Note receivable                                                          1,036            1,500
   Prepaid expenses and other                                                 551              655
                                                                     -------------     ------------
       Total current assets                                                12,422            8,951
Oil and gas properties, (successful efforts method) at cost               176,968          155,867
Less: accumulated depreciation, depletion and
  amortization                                                            (36,878)         (24,989)
                                                                     -------------     ------------
                                                                          140,090          130,878
Other assets                                                                5,210            7,453
                                                                     -------------     ------------

       TOTAL ASSETS                                                     $ 157,722        $ 147,282
                                                                     =============     ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Accounts payable                                                     $  11,521        $   8,925
   Accrued liabilities                                                      9,013            4,630
   Current portion of long-term debt                                      156,051               41
                                                                     -------------     ------------
       Total current liabilities                                          176,585           13,596
Long-term debt                                                                 10          144,842
                                                                     -------------     ------------
       Total liabilities                                                  176,595          158,438

Commitments and contingencies

Stockholder's deficit:
   Preferred stock ($.10 par value, 50,000,000 shares authorized,
     no shares issued and outstanding)                                         --               --
   Common stock ($.10 par value, 100,000,000 shares
     authorized, 10,000 shares issued and outstanding)                          1                1
   Additional paid-in capital                                                 610              610
   Accumulated deficit                                                    (19,484)         (11,767)
                                                                     -------------     ------------
       Total stockholder's deficit                                        (18,873)         (11,156)
                                                                     -------------     ------------
       TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                      $ 157,722        $ 147,282
                                                                     =============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          MICHAEL PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                       THREE MONTHS                     NINE MONTHS
                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                  ------------------------        ------------------------
                                                    1999            1998            1999            1998
                                                  --------        --------        --------        --------
Revenues:
   Oil and natural gas sales                      $ 10,310        $  6,749        $ 25,310        $ 16,446

Operating expenses:
   Production costs                                  1,483           1,233           4,355           2,833
   Exploration                                          35              39             109             118
   Depreciation, depletion and
      amortization
                                                     4,090           3,921          11,913           8,420
   General and administrative                          639             294           1,759             811
                                                  --------        --------        --------        --------
                                                     6,247           5,487          18,136          12,182
                                                  --------        --------        --------        --------

Operating income                                     4,063           1,262           7,174           4,264
                                                  --------        --------        --------        --------
Other income (expense):
   Interest income and other                             5              61            (423)            275
   Interest expense                                 (4,332)         (4,052)        (12,592)         (8,469)
                                                  --------        --------        --------        --------

                                                    (4,327)         (3,991)        (13,015)         (8,194)
                                                  --------        --------        --------        --------
Loss before income taxes and extraordinary
  item                                                (264)         (2,729)         (5,841)         (3,930)

Income tax expense (benefit) before
extraordinary item                                       -            (955)          1,876          (1,376)
                                                  --------        --------        --------        --------
Net loss before extraordinary item                    (264)         (1,774)         (7,717)         (2,554)

Extraordinary item:  extinguishment of debt
(net of tax of $285)                                     -               -               -            (531)
                                                  --------        --------        --------        --------
Net loss                                          $   (264)       $ (1,774)       $ (7,717)       $ (3,085)
                                                  ========        ========        ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          MICHAEL PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                    ---------------------------
                                                                       1999             1998
                                                                    ----------       ----------
Cash flows from operating activities:
  Net loss                                                          $  (7,717)       $  (3,085)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation, depletion and amortization                           11,913            8,420
    Allowance for bad debts                                               518               --
    Gain on sale of oil and natural gas properties                         --              (50)
    Increase in deferred tax valuation allowance                        1,876               --
    Deferred income tax benefit                                            --           (1,376)
    Extraordinary item - extinguishment of debt                            --              470
    Amortization of debt issuance costs                                   612              414
    Amortization of deferred loss on early termination
    of commodity swap agreement                                           374              464
    Amortization of discount of debt                                      179              146
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                    (4,139)          (4,333)
      Prepaid expenses and other                                           55           (2,021)
      Accounts payable                                                    908            3,423
      Accrued liabilities                                               4,383            7,855
      Other                                                                 9               35
                                                                    ----------       ----------
Net cash provided by operating activities                               8,971           10,362
                                                                    ----------       ----------

Cash flows from investing activities:
    Additions to oil and natural gas properties                       (19,437)         (99,002)
    Proceeds from the sale of oil and natural gas properties              150
    Prepaid natural gas contract as consideration
         for non-producing oil and gas properties                          --           (9,994)
                                                                    ----------       ----------
Net cash used in investing activities                                 (19,437)        (108,846)
                                                                    ----------       ----------

Cash flows from financing activities:
    Proceeds from long-term debt                                       11,000          141,603
    Payments on long-term debt                                            (29)         (29,305)
    Additions to deferred loan costs                                       --           (5,552)
    Additions to deferred costs                                          (550)              --
                                                                    ----------       ----------
Net cash provided by financing activities                              10,421          106,746
                                                                    ----------       ----------

Net (decrease) increase in cash and cash equivalents                      (45)           8,262

Cash and cash equivalents, beginning of period                            430              782
                                                                    ----------       ----------
Cash and cash equivalents, end of period                            $     385        $   9,044
                                                                    ==========       ==========

Non-cash transactions:
Changes in accounts payable related to capital expenditures         $   1,688               --
Non-producing oil and gas properties acquired through
  delivery of natural gas                                                  --        $   3,743

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          MICHAEL PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     Michael Petroleum Corporation, a Texas corporation (the "Company") is a wholly owned subsidiary of Michael Holdings, Inc., a Texas corporation. The consolidated financial statements included herein have been prepared by the Company and are unaudited, and do not contain all information required by generally accepted accounting principles. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the results of operations have been included. Due to seasonal fluctuations, the results of operations for the interim periods are not necessarily indicative of operating results for the entire fiscal year. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   LONG-TERM DEBT AND LIQUIDITY

     In April 1998, the Company issued $135 million 11 1/2% Senior Notes due 2005 (the "Senior Notes") and in May 1998 entered into a four-year $50 million credit facility (the "Credit Facility") with Christiania Bank og KreditKasse ("Christiania") in which the initial borrowing base was $30 million.

     The Credit Facility borrowing base was to be redetermined semiannually by Christiania based on the Company's proved oil and natural gas reserves. Effective April 1, 1999, the borrowing base was reduced to $23 million. The effective interest rate under the Credit Facility for the year ended December 31, 1998 and the nine months ended September 30, 1999 was 6.8% and 8.3%, respectively. The Company and Christiania have entered into two amendments and executed two waivers of financial covenant violations to the Credit Agreement during 1999, including an amendment requiring the principal amount outstanding to be decreased by monthly mandatory reductions in the borrowing base of $1.5 million per month effective October 31, 1999. Effective September 20, 1999, Christiania resumed charging the default rate of interest, increasing the interest rate an additional 2% per annum on the outstanding balance. The Company has paid interest accrued as of October 31, 1999, but has not paid the principal reduction amount due October 31, 1999, and is in default under the terms of the Credit Facility.

     Beginning in the second quarter of 1999, representatives of the Company and its financial advisor have met with certain holders of the Senior Notes to seek financial restructuring alternatives. An interest payment on the Senior Notes of approximately $7.8 million was due on October 1, 1999, but not paid by the Company. The indenture covering the Senior Notes provides for a 30-day grace period before an event of default exists as a result of the nonpayment of interest. The 30-day grace period expired on October 31, 1999 without payment of interest on the Senior Notes, and, as a result, an Event of Default has occurred under the Indenture with respect to the Senior Notes. The Indenture provides that in the event of an Event of Default, the entire indebtedness under the Senior Notes may be declared due and payable. The Company is currently seeking an agreement-in-principle with holders of the Senior Notes to forbear from exercising their remedies, pending an agreement to effect a consensual restructuring or alternative transaction concerning the Company and its indebtedness. No assurances can be given that any such agreement can be reached outside of bankruptcy, or if so, its ultimate terms and conditions. The Company is continuing to negotiate with holders of Senior Notes and Christiania in an effort to effect a consensual restructuring of the Company's indebtedness or an alternative transaction, which could be implemented in connection with court-supervised bankruptcy proceedings. At September 30, 1999, the Company had deferred approximately $545,000 of costs pertaining to the Company's planned capital restructuring. Should the planned restructuring not occur, this amount would be charged to operations.

     Pursuant to the cross default provisions contained in the indenture governing the Senior Notes and in the Credit Facility, a default under either the Senior Notes or the Credit Facility constitutes a default under the other instrument. Both the Senior Notes and the Credit Facility have been classified as current obligations as of September 30, 1999 in the consolidated balance sheet as a result of these events.

     The Company's financial statements as of September 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the outcome of these uncertainties discussed in the preceding paragraphs. Due to the number of uncertainties discussed above, many of which are outside the control of the Company, there can be no assurance that the Company will be able to consummate any operational or financial restructuring outside of bankruptcy proceedings.

3.   PRO FORMA RESULTS

     In March and April 1998, the Company acquired oil and gas properties totaling approximately $89.3 million. Accordingly, revenues and expenses from these properties have been included in the Company's statement of operations from the date of purchase. Assuming the properties were acquired January 1, 1998, the unaudited pro forma revenues and loss from continuing operations for the nine months ended September 30, 1998 were $20,341,000 (unaudited) and $3,218,000 (unaudited), respectively.

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

5.   DEFERRED INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. At December 31, 1998, the Company had a net operating loss carryforward of $19.5 million. Realization of deferred tax assets associated with the net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. The status of the Company's current and future drilling program and uncertainty about the availability of capital resulted in uncertainty as to whether sufficient taxable income will be available to utilize the entire net operating loss carryforward. Therefore, a valuation allowance totaling $1.9 million was established at June 30, 1999 to provide for the portion of the net operating loss carryforward which may not be realized. As discussed in
     Note 2, the Company is in discussions with its Senior Note holders. These discussions may result in a significant stock ownership change which would significantly affect the timing of the utilization of the net operating loss carryforward. The valuation allowance related to tax assets could be further adjusted in the near term if such restructuring were to occur, as well as changes in estimates of future taxable income.

6.   SUBSEQUENT EVENTS

     On October 27, 1999, Christiania terminated its two costless collar contracts with the Company. Under the terms of the termination agreement, the Company is required to pay Christiania approximately $1.3 million. Each contract hedged a monthly volume of 150,000 MMbtu (pertaining to approximately 18% of the company production) with floor prices of $1.98 and $2.15 and ceiling prices of $2.22 and $2.36, respectively. The loss on the terminated hedge contracts will be deferred and recognized in the consolidated statement of operations as the underlying physical transaction occurs.

     During October 1999, two outside directors of the Company, Bryant H. Patton and Jack I. Tompkins, resigned.

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

GENERAL

     The Company is an independent energy company engaged in the acquisition, development and production of oil and natural gas, principally in the Lobo Trend of South Texas. The Company began operations in 1983, and, since its inception, increased its reserve base and production as a result of acquisitions and development of oil and natural gas properties. In March and April 1998, the Company completed acquisitions adding approximately 51,000 gross acres (48,400 net acres) in the Lobo Trend for an aggregate purchase price of approximately $89.3 million. For the nine months ended September 30, 1999, the Company participated in the drilling of 21 gross (15 net) natural gas wells, 14 gross (12 net) of which were completed as productive wells, compared to 19 gross (14 net) natural gas wells drilled, and 15 gross (10 net) completed in the same period of 1998.

     From October 1, 1999 through November 12, 1999, the Company participated in the drilling of 3 gross (2 net) natural gas wells, of which two were in the process of being completed, and one was still drilling.

     The Company utilizes the "successful efforts" method of accounting for its oil and natural gas activities as described in Note 1 of the Notes to Consolidated Financial Statements in the Company's 1998 Form 10-K.

RESULTS OF OPERATIONS

     The following table summarizes production volumes, average sale prices and operating revenues for the Company's oil and natural gas operations for the three-month and nine-month periods ended September 30, 1999 and 1998:

                                             THREE MONTHS                NINE MONTHS
                                           ENDED SEPTEMBER 30,        ENDED SEPTMEBER 30,
                                         ----------------------      ----------------------
                                           1999          1998          1999          1998
                                         --------      --------      --------      --------
     Production volumes:
       Oil and condensate (MBbls)              35            18            90            53
       Natural gas (Mmcf)                   3,761         3,186        10,627         7,583

     Average sales prices:
       Oil and condensate (per Bbl)       $ 19.08       $ 10.73       $ 15.21       $ 11.89
       Natural gas (per Mcf)                 2.57          2.06          2.25          2.09

     Operating revenues ($ 000's):
       Oil and condensate                 $   663       $   193       $ 1,369       $   630
       Natural gas                          9,647         6,556        23,941        15,816
                                         --------      --------      --------      --------
            Total                         $10,310       $ 6,749       $25,310       $16,446
                                         ========      ========      ========      ========

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     Oil and natural gas revenues for the three months ended September 30, 1999 increased 54% to $10.3 million from $6.7 million for the three months ended September 30, 1998. Production volumes for oil and natural gas for the second quarter ended September 30, 1999 increased 20% to 3,968 MMcfe from 3,294 MMcfe for the third quarter of 1998. Average natural gas prices increased 25% to $2.57 per Mcf for 1999 from $2.06 per Mcf for 1998. The increase in oil and natural gas production was a result of the new wells brought on line resulting from the Company's drilling program.

     Oil and natural gas production costs for the three months ended September 30, 1999 increased 25% to $1.5 million from $1.2 million for the three months ended September 30, 1998, primarily due to the increase in the number of producing wells as a result of the Company's development program. Production costs per equivalent unit remained unchanged at $0.37 per Mcfe for the three months ended September 30, 1999, compared to the same period in 1998.

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended September 30, 1999 increased 5% to $4.1 million from $3.9 million for the same period in 1998. The increase in DD&A expense was due to higher productive volumes. The DD&A rate decreased from $1.19 per Mcfe for the three months ended September 30, 1998 to $1.03 per Mcfe for the same period in 1999. The higher rate in the prior year included a $725,000 impairment charge recognized for the three months ended September 30, 1998. The 1999 DD&A rate included cost overruns and below average reserves per well on certain wells drilled in 1998 and 1999.

     General and administrative expenses for the three months ended September 30, 1999 increased 117% to $639,000 from $294,000 for the three months ended September 30, 1998 due to salaries and related benefits for new professional employees, and increases in insurance, engineering, legal and professional fees and office expenses. General and administrative expenses per equivalent unit increased to $0.16 per Mcfe for the three months ended September 30, 1999 from $0.09 per Mcfe for the three months ended September 30, 1998.

     Interest expense, net of capitalized interest, and loan amortization costs for the three months ended September 30, 1999 increased 5% to $4.3 million from $4.1 million for the same period in 1998. The increase was due to the higher level of outstanding debt on the Credit Facility for the three months ended September 30, 1999 compared to the same period of 1998.

     There was no income tax benefit for the three months ended September 30, 1999, as a valuation allowance of $91,000 was recorded by the Company as compared to an income tax benefit of $955,000 for the same period in 1998. The valuation allowance recorded by the Company is the sole reconciling item between the expected tax benefit and the recorded tax amount. The Company's net operating loss carryforward was partially reserved as of September 30, 1999 as the status of the current and future drilling program and uncertainty about the availability of capital resulted in uncertainty as to whether sufficient taxable income will be available to utilize the entire net operating loss carryforward. Any restructuring of the Company's indebtedness may result in a significant stock ownership change which would significantly affect the timing of the utilization of the net operating loss carryforward. The valuation allowance related to tax assets could be adjusted in the near term if such restructuring were to occur, as well as for changes in estimates of future taxable income.

     At September 30, 1999, the Company had deferred approximately $545,000 of costs pertaining to the Company's planned capital restructuring discussed under "Liquidity and Capital Resources." Should the planned restructuring not occur, this amount would be charged to operations.

     The net loss for the three months ended September 30, 1999 was $264,000 compared to a net loss of $1.8 million for the three months ended September 30, 1998, primarily as a result of the factors discussed above.


COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     Oil and natural gas revenues for the nine months ended September 30, 1999 increased 54% to $25.3 million from $16.4 million for the nine months ended September 30, 1998. Production volumes for oil and natural gas for the nine months ended September 30, 1999 increased 41% to 11,166 MMcfe from 7,901 MMcfe for the first nine months of 1998. Average natural gas prices increased 8% to $2.25 per Mcf for nine months ended September 30, 1999 from $2.09 per Mcf for the same period in 1998. The increase in natural gas production was due to the acquisitions of additional properties in 1998, plus new wells brought on line resulting from the Company's drilling program.

     Oil and natural gas production costs for the nine months ended September 30, 1999 increased 57% to $4.4 million from $2.8 million for the nine months ended September 30, 1998 primarily due to the increase in the number of producing wells. The production costs per equivalent unit increased to $0.39 per Mcfe for the nine months ended September 30, 1999 from $0.36 per Mcfe for the nine months ended September 30, 1998.

     DD&A expense for the nine months ended September 30, 1999 increased 42% to $11.9 million from $8.4 million for the same period in 1998. The increase in DD&A expense was due to higher production volumes. The DD&A rate decreased from $1.07 per Mcfe for the nine months ended September 30, 1998 to $1.03 per Mcfe for the same period in 1999. The higher rate in the prior year included impairment charges of $1.4 million that were recognized for the nine months ended September 30, 1998. These 1998 impairment charges were due to development dry holes drilled on oil and gas leases that incurred a reduction in the estimated proved reserves. The 1999 DD&A rate included cost overruns and below average reserves per well on certain wells drilled in 1998 and 1999.

     General and administrative expenses for the nine months ended September 30, 1999 increased 122% to $1.8 million from $811,000 for the nine months ended September 30, 1998 due to salaries and related benefits for new professional employees, plus the increases in insurance, engineering, legal and professional fees, and office expenses. General and administrative expenses per equivalent unit increased to $0.16 per Mcfe for the nine months ended September 30, 1999 from $0.10 per Mcfe for the nine months ended September 30, 1998.

     Interest expense, net of capitalized interest, and loan amortization costs for the nine months ended September 30, 1999 increased 48% to $12.6 million from $8.5 million for the same period in 1998. The increase was due to the higher level of outstanding debt for the nine months ended September 30, 1999 compared to the same period of 1998.

     For the nine months ended September 30, 1999, the Company recorded in interest income and other, an allowance for bad debts totaling $518,000 pertaining to a $1.5 million note receivable from a Texas limited liability company. The reserve was established as a result of a contract cancellation by a third party with a joint venture partner of the Texas limited liability company. If the cancellation matter is not resolved, additional bad debt charges may be incurred.

     The income tax expense was $1.9 million for the nine months ended September 30, 1999 as a valuation allowance of $4.0 million was recorded by the Company as compared to an income tax benefit of $1.4 million for the same period in 1998. The valuation allowance recorded by the Company is the sole reconciling item between the expected tax benefit and the recorded tax amount. The Company's net operating loss carryforward was partially reserved as of September 30, 1999 as the status of the current and future drilling program and uncertainty about the availability of capital resulted in uncertainty as to whether sufficient taxable income will be available to utilize the entire net operating loss carryforward. Any restructuring of the Company's indebtedness may result in a significant stock ownership change which would significantly affect the timing of the utilization of the net operating loss carryforward. The valuation allowance related to tax assets could be adjusted in the near term due to changes in estimates of future taxable income.

     The extraordinary loss of $531,000 (net of the income tax benefit of $285,000) for the nine months ended September 30, 1998 was due to an extinguishment of the previous credit facility. No extraordinary items were recognized in the nine months ended September 30, 1999.

     The net loss for the nine months ended September 30, 1999 was $7.7 million compared to a loss of $3.1 million for the nine months ended September 30, 1998, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1998, the Company issued $135 million of Senior Notes and in May 1998 entered into a Credit Facility with Christiania ("Christiania") in which the initial borrowing base was $30 million.

     The Credit Facility borrowing base was to be redetermined semiannually by Christiania based on the Company's proved oil and natural gas reserves. Effective April 1, 1999, the borrowing base was reduced to $23 million. The Company and Christiania have entered into two amendments and executed two waivers of debt covenant violations to the Credit Agreement during 1999, including an amendment requiring the principal amount outstanding to be decreased by monthly mandatory reductions in the borrowing base of $1.5 million per month effective October 31, 1999. Effective September 20, 1999, Christiania resumed charging the default rate of interest, increasing the interest rate an additional 2% per annum on the outstanding balance. The Company has paid interest accrued as of October 31, 1999, but has not paid the principal reduction amount due October 31, 1999, and is in default under the terms of the Credit Facility.

     Beginning in the second quarter of 1999, representatives of the Company and its financial advisor have met with certain holders of the Senior Notes to seek financial restructuring alternatives. An interest payment on the Senior Notes of approximately $7.8 million was due on October 1, 1999, but not paid by the Company. The indenture covering the Senior Notes provides for a 30-day grace period before an event of default exists as a result of the nonpayment of interest. The 30-day grace period expired on October 31, 1999 without payment of interest on the Senior Notes, and, as a result, an Event of Default occurred under the Indenture with respect to the Senior Notes. The Indenture provides that in the event of an Event of Default, the entire indebtedness under the Senior Notes may be declared due and payable. The Company is currently seeking an agreement -in- principle with holders of the Senior Notes to forbear from exercising their remedies, pending an agreement to effect a consensual restructuring or alternative transaction concerning the Company and its indebtedness. No assurances can be given that any such agreements can be reached outside of bankruptcy, or if so, their ultimate terms and conditions. The Company is continuing to negotiate with holders of Senior Notes and Christiania in an effort to effect a consensual restructuring of the Company's indebtedness or an alternative transaction, which could be implemented in connection with court-supervised bankruptcy proceedings.

     Pursuant to the cross default provisions contained in the indenture governing the Senior Notes and in the Credit Facility, a default under either the Senior Notes or the Credit Facility constitutes a default under the other instrument. Both the Senior Notes and the Credit Facility have been classified as current obligations of the Company as of September 30, 1999 as a result of these events.

     At September 30, 1999, the Company had cash and cash equivalents of $385,000, consisting primarily of short-term money market investments, compared to $430,000 at December 31, 1998. The working capital deficit was $164.2 million at September 30, 1999 compared to a working capital deficit of $4.7 million at December 31, 1998, primarily due to the classification of the Senior Notes and the indebtedness under the Credit Facility as a current obligation.

     Cash flows provided by operating activities from the Company's operations were approximately $9.0 million and $10.4 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in operating cash flows for the nine months ended September 30, 1999 over the same period in 1998 was primarily due to timing differences regarding collection of receivables and payment of obligations.

     Cash flows used in investing activities by the Company were $19.4 million and $108.8 million for the nine months ended September 30, 1999 and 1998, respectively. Property additions during 1998 totaling approximately $90.0 million resulted primarily from the 1998 acquisitions and the drilling and development activities described above.

     Cash flows provided by financing activities were $10.4 million and $106.7 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1998, the Senior Notes were issued to fund the property acquisitions, whereas funds received in 1999 pertained to amounts borrowed under the Credit Facility.

     The Company's outstanding indebtedness (and the payment and other defaults under the terms of the Senior Notes and Credit Facility) and the Company's current lack of funding available from other sources have effected the Company's operations, including (i) an increase in the Company's vulnerability to adverse changes in industry conditions due to its leveraged position, and (ii) stress on the Company's ability to fund its developmental and other capital expenditures.

     The Company's financial statements as of September 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the outcome of these uncertainties discussed in the preceding paragraphs. Due to the number of uncertainties discussed above, many of which are outside the control of the Company, there can be no assurance that the Company will be able to consummate any operational or financial restructuring outside of bankruptcy proceedings.

CAPITAL EXPENDITURES

     Capital expenditures for the nine months ended September 30, 1999 totaled $21.1 million compared to $108.9 million in 1998.

     The Company expects to continue to experience working capital requirements due to the Company's current development program. The Company's estimated capital expenditure budget for 1999 is $25.0 million. Substantially all of the 1999 capital expenditures have been used to fund drilling activities, lease acquisitions and 3-D seismic surveys in the Company's project areas. The Company anticipates drilling a total of 26 gross (19 net) wells in 1999. Because borrowings under the Credit Facility or other sources are not currently available, cash flows from operations will not allow the Company to fully implement its present development drilling strategy. The Company will require capital from sources other than the Credit Facility in order for the Company to fully implement its development drilling strategy for the foreseeable future. It is possible that minimal amounts of debtor-in-possession financing may be made available to the Company to partially fund its capital expenditures if the Company became subject to court-supervised bankruptcy proceedings; however, no assurances could be given that such financing would be made available, and if so, on terms favorable to the Company. In the event that additional capital is not available, capital expenditures are expected to be further reduced. Actual amounts to be expended by the Company will depend upon a number of factors, including the extent of cash flows from operations available, the ability of the Company to negotiate the terms of a restructuring of its indebtedness or an alternative transaction with its current lenders and creditors, and potentially, the approval of the bankruptcy court.

FINANCING ARRANGEMENTS

CREDIT FACILITY

     In May 1998, the Company entered into its Credit Facility with Christiania as lender and administrative agent. The Credit Facility provided for loans in an outstanding principal amount not to exceed $50.0 million at any one time, subject to a borrowing base to be determined semi-annually (each April and October) by the administrative agent (the initial borrowing base was $30.0 million), and the issuance of letters of credit in an outstanding face amount not to exceed $6.0 million at any one time with the face amount of all outstanding letters of credit reducing, dollar-for-dollar, the availability of loans under the Credit Facility.

     The Credit Facility borrowing base was to be redetermined semiannually by Christiania based on the Company's proved oil and natural gas reserves. Effective April 1, 1999, the borrowing base was reduced to $23 million. The Company and Christiania have entered into two amendments and executed two waivers of debt covenant violations to the Credit Agreement during 1999, including an amendment requiring the principal amount outstanding to be decreased by monthly mandatory reductions in the borrowing base of $1.5 million per month effective October 31, 1999. Effective September 20, 1999, Christiania resumed charging the default rate of interest, increasing the interest rate an additional 2% per annum on the outstanding balance. The Company has paid interest accrued as of October 31, 1999, but has not paid the principal reduction amount due October 31, 1999, and is in default under the terms of the Credit Facility.

SENIOR NOTES

     The Indenture governing the Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, repurchase equity interests or make other Restricted Payments (as defined in the Indenture), create liens, enter into transactions with affiliates, sell assets or enter into certain mergers and consolidations. The Company is continuing to negotiate with holders of Senior Notes and Christiania in an effort to effect a consensual restructuring of the Company's indebtedness or an alternative transaction, which could be implemented in connection with court-supervised bankruptcy proceedings. (see "Liquidity and Capital Resources").

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

     The fair value of the put option and costless collars in effect at September 30, 1999 and 1998 were approximately ($2.7 million) and $1.0 million, respectively. All prices are relative to the Houston Ship Channel Index. The costless collars have a price range from a floor of $1.98 per MMBtu to a ceiling of $2.385 per MMBtu through April 30, 2000 pertaining to approximately 55% of the Company's estimated natural gas production. The Company has also granted an option for another costless collar to be in effect from May 1, 2000 to October 31, 2000. Under the option, the Company would agree to hedge a monthly volume of 300,000 MMbtu with a floor price of $2.10 and a ceiling price of $2.40 per MMBtu. The option must be exercised within two business days of April 30, 2000.

     On October 27, 1999, Christiania terminated its two costless collar contracts with the Company. Under the terms of the termination agreement, the Company is required to pay Christiania approximately $1.3 million. Each contract hedged a monthly volume of 150,000 MMbtu (pertaining to approximately 18% of the Company's production) with floor prices of $1.98 and $2.15 and ceiling prices of $2.22 and $2.36, respectively. After giving effect to the termination of these contracts, the Company currently has put options and costless collars in effect pertaining to approximately 44% of the Company's estimated natural gas production. The loss on the terminated hedge contracts will be deferred and recognized in the consolidated statement of operations as the underlying physical transaction occurs.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

     Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains projections and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, all statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding the results of any debt restructuring or other alternatives for the Company, possible outcomes of the Company's negotiations with its creditors, achievement of the Company's drilling and development program objectives, amendment of or waiver under the Company's credit facilities, availability of additional sources of capital funding, future governmental regulation, oil and natural gas reserves, future drilling and development opportunities and operations, future acquisitions, future production of oil and natural gas (and the prices thereof and the costs therefor), anticipated results of hedging activities, the need for and availability of additional capital, future capital expenditures, Year 2000 compliance issues, and future net cash flows, are forward-looking statements and may contain certain information concerning financial results, economic conditions, trends and known uncertainties. Such statements reflect the Company's current views with respect to future events and financial performance, and involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of these various risks and uncertainties, including, without limitation, (i) risks associated with the Company's substantial leverage, (ii) factors such as natural gas price fluctuations and markets, uncertainties of estimates of reserves and future net revenues, competition in the oil and natural gas industry, risks associated with oil and natural gas operations, risks associated with future acquisitions, risks associated with the Company's future capital requirements and the availability of sources of capital and regulatory and environmental risks, (iii) adverse changes to the properties and leases acquired in 1998 or the failure of the Company to achieve the anticipated benefits of such acquisitions, (iv) the extent of "Year 2000" compliance by the Company's suppliers and customers and the Company's information and embedded technologies, and (v) adverse changes in the market for the Company's oil and natural gas production. For a more detailed description of these and certain other risks associated with the Company's operations, see "Risk Factors" in the 1998 Form 10-K.

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

     The Company has substantially completed making necessary modifications to its internal information computer systems in preparation for the Year 2000. The Company estimates that the total related costs for its Year 2000 project will be approximately $10,000, funded by cash from operations. Actual costs to date have been less than $10,000.

     The Company has completed its review of the Year 2000 compliance status of field equipment, including compressor stations, gas control systems and data logging equipment. Accordingly, the Company has determined that these systems are Year 2000 compliant.

     The Company has identified significant third parties whose Year 2000 compliance could affect the Company and is still in the process of formally inquiring about their Year 2000 status. The Company has received responses to less than 50% of its inquiries. Despite its efforts to assure that such third parties are Year 2000 compliant, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. A third party's failure to achieve Year 2000 compliance could result in a material adverse effect on the Company's operations and cash flow. The potential effect of Year 2000 non-compliance by third parties is currently unknown.

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

     The Company has designated personnel responsible to not only identify and respond to these issues, but also to develop a contingency plan in the event that a problem arises after the turn of the century. The Company is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of the Company's or significant third party computer systems on January 1, 2000. Specific contingency plans have been developed in response to the results of testing that is substantially completed, as well as the assessed probability and risk of system or equipment failure. These contingency plans include installing backup computer systems or equipment, temporarily replacing systems or equipment with manual processes, and identifying alternative suppliers, serve companies and purchasers. The Company expects these plans to be completed by early December 1999.

     The most likely worst-case scenario of any Year 2000 non-compliance problems affecting the Company would involve the disruption of utilities, particularly electricity in the Company's headquarters and in the field. It is believed that any disruption of utilities would be corrected in a relatively short amount of time. However, a long-term disruption could adversely affect the Company's business reputation, results of operation and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes regarding market risk and the Company's derivative instruments during the nine months ended September 30, 1999 other than that noted below. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K, Item 305(c). The derivative instruments consist of costless collars that have a price range from a floor of $1.98 per MMBtu to a ceiling of $2.385 per MMBtu through April 30, 2000 pertaining to approximately 55% of the Company's estimated natural gas production. The Company has also granted an option for another costless collar to be in effect from May 1, 2000 to October 31, 2000. Under the option, the Company would agree to hedge a monthly volume of 300,000 MMbtu with a floor price of $2.10 and a ceiling price of $2.40 per MMBtu. The option must be exercised within two business days of April 30, 2000.

     On October 27, 1999, Christiania terminated its two costless collar contracts with the Company. Under the terms of the termination agreement, the Company is required to pay Christiania approximately $1.3 million. Each contract hedged a monthly volume of 150,000 MMbtu (pertaining to approximately 18% of the Company's production) with floor prices of $1.98 and $2.15 and ceiling prices of $2.22 and $2.36, respectively. The loss on the terminated hedge contracts will be deferred and recognized in the consolidated statement of operations as the underlying physical transaction occurs.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................   Not Applicable

Item 2.  Changes in Securities and Use of Proceeds............................................   Not Applicable

Item 3.  Defaults upon Senior Securities

         The Company's Senior Notes and Credit Facility are currently in default.
See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Arrangements."

Item 4.  Submission of Matters to a Vote of Security Holders..................................   Not Applicable

Item 5.  Other Information....................................................................   Not Applicable

Item 6.  Exhibits and Reports on Form 8-K:

         (a) The following exhibits are filed as part of this report:

              27.1*  Financial Data Schedule.

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1999 and thereafter:

     On August 27, 1999, the Company filed a Current Report on Form 8-K, Item 5
     - "Other Events" with respect to the reporting of the Company's proved oil and natural gas reserves as of June 30, 1999.

     On September 30, 1999, the Company filed a Current Report on Form 8-K, Item 5 - "Other Events" with respect to the Company's revised debt restructuring proposal regarding its Senior Notes.

     On October 5, 1999, the Company filed a Current Report on Form 8-K, Item 5
     - "Other Events" with respect to the Company's meetings with and proposals to the unofficial committee of the holders of the Company's Senior Notes and their financial advisors.

     On October 31, 1999, the Company filed a Current Report on Form 8-K, Item 5
     - "Other Events" with respect to the expiration of the 30-day grace period resulting in an Event of Default under the Indenture governing the Senior Notes.

     * Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MICHAEL PETROLEUM CORPORATION
                                               (REGISTRANT)



Date    November 15, 1999         By       /s/   Glenn D. Hart
        -----------------            ------------------------------------------
                                      Glenn D. Hart
                                      Chief Executive Officer and Chairman
                                      of the Board


Date   November 15, 1999          By       /s/   Michael G. Farmar
       -----------------             ------------------------------------------
                                      Michael G. Farmar
                                      President and Chief Operating Officer


Date   November 15, 1999          By       /s/   Robert L. Swanson
       -----------------             ------------------------------------------
                                      Robert L. Swanson
                                      Vice President, Finance


Date   November 15, 1999          By       /s/   Scott R. Sampsell
       -----------------             ------------------------------------------
                                      Scott R. Sampsell
                                      Vice President, Controller and Treasurer