Form 10-Q
period 2000-03-31
MICHAEL PETROLEUM CORP
filed 2000-05-19
CIK 1061299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

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

As of May 15, 2000, there were 10,000 shares of the Registrant's Common Stock, par value $0.10 per share, outstanding.

* The Commission File Number refers to a Form S-4 Registration Statement filed by the Registrant under the Securities Act of 1933 which was declared effective on July 22, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MICHAEL PETROLEUM CORPORATION
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                      MARCH 31,     DECEMBER 31,
                                                                         2000           1999
                                                                     -----------    ------------
                                                                     (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                            $  2,666        $    855
   Accounts receivable                                                     8,848           8,742
   Note receivable                                                           135             135
   Prepaid expenses and other                                              1,033           1,375
                                                                     -----------    ------------
       Total current assets                                               12,682          11,107

Oil and gas properties, (successful efforts method) at cost              184,139         181,126
Less: accumulated depreciation, depletion and amortization               (50,426)        (46,769)
                                                                     -----------    ------------
                                                                         133,713         134,357
Other assets                                                               4,021           4,347
                                                                     -----------    ------------

       TOTAL ASSETS                                                     $150,416        $149,811
                                                                     ===========    ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities Not Subject to Compromise:
Current liabilities:
   Accounts payable:                                                    $  5,265        $  3,023
   Accrued liabilities                                                       570             240
   Credit Facility and other                                              24,386          24,348
                                                                     -----------    ------------
          Total current liabilities not subject to compromise             30,221          27,611

Liabilities Subject to Compromise:
   Accounts payable                                                        2,526           6,029
   Accrued liabilities                                                    11,620          10,717
   Senior Notes                                                          133,119         133,053
                                                                     -----------    ------------
          Total current liabilities subject to compromise                147,265         149,799

Commitments and contingencies

Stockholder's deficit:
   Preferred stock ($.10 par value, 50,000,000 shares authorized,
   no shares issued and outstanding)                                           -               -
   Common stock ($.10 par value, 100,000,000 shares
   authorized, 10,000 shares issued and outstanding)                           1               1
   Additional paid-in capital                                                610             610
   Accumulated deficit                                                   (27,681)        (28,210)
                                                                     -----------    ------------
       Total stockholder's deficit                                       (27,070)        (27,599)
                                                                     -----------    ------------

       TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                      $150,416        $149,811
                                                                     ===========    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          MICHAEL PETROLEUM CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                           ------------------
                                                             2000       1999
                                                           -------    -------
Revenues
   Oil and natural gas sales                               $ 7,566    $ 7,019

Operating expenses:
   Production costs                                          1,301      1,353
   Exploration                                                  17         48
   Depreciation, depletion and
      amortization                                           3,672      3,654
   Reorganization costs                                        560          -
   General and administrative                                  487        478
                                                           -------    -------
                                                             6,037      5,533
                                                           -------    -------

Operating income                                             1,529      1,486
                                                           -------    -------

Other income (expense):
   Interest income and other                                    16         73
   Interest expense and other                               (1,016)    (3,997)
                                                           -------    -------

                                                            (1,000)    (3,924)
                                                           -------    -------

Income (loss) before income taxes                              529     (2,438)
Income tax expense                                               -          -
                                                           -------    -------

Net Income (loss)                                          $   529    $(2,438)
                                                           =======    =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          MICHAEL PETROLEUM CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                         ------------------
                                                                          2000       1999
                                                                         -------    -------
Cash flows from operating activities:
  Net income (loss)                                                      $   529    $(2,438)
Adjustments to reconcile net loss to
   Net cash provided by operating activities:
    Depreciation, depletion and amortization                               3,672      3,654
    Amortization of debt issuance costs                                      204        204
    Amortization of deferred loss on early termination
      of commodity swap agreements                                           897        175
    Amortization of discount of debt                                          67         60
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (106)        12
      Prepaid expenses and other                                            (388)        64
      Accounts payable                                                      (865)      (279)
      Accrued liabilities                                                  1,234      3,775
                                                                         -------    -------
Net cash provided by operating activities                                  5,244      5,227
                                                                         -------    -------

Cash flows from investing activities:
    Additions to oil and natural gas properties                           (3,425)    (8,435)
                                                                         -------    -------
Net cash used in investing activities                                     (3,425)    (8,435)
                                                                         -------    -------

Cash flows from financing activities:
    Proceeds from long-term debt                                               -     11,000
    Payments on long-term debt                                                (8)       (39)
                                                                         -------    -------
Net cash (used in) provided by financing activities                           (8)    10,961
                                                                         -------    -------

Net increase in cash and cash equivalents                                  1,811      7,753

Cash and cash equivalents, beginning of period                               855        430
                                                                         -------    -------
Cash and cash equivalents, end of period                                 $ 2,666    $ 8,183
                                                                         =======    =======

Non-cash transactions:
Changes in accounts payable related to capital expenditures              $  (398)   $ 2,543
Issuance of short-term note payable for financing of
  insurance costs                                                             45        145

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          MICHAEL PETROLEUM CORPORATION
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     Michael Petroleum Corporation, a Texas corporation (the "Company"), is a wholly owned subsidiary of Michael Holdings, Inc. ("MHI"), a Texas corporation. The consolidated financial statements included herein have been prepared by the Company and are unaudited, and do not contain all information required by generally accepted accounting principles. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the results of operations have been included. Due to seasonal fluctuations, the results of operations for the interim periods are not necessarily indicative of operating results for the entire fiscal year. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   CHAPTER 11 BANKRUPTCY FILING AND LIQUIDITY

     Effective December 10, 1999, the Company, MHI and certain of its subsidiaries entered into a Voting Agreement with certain holders of the Company's Senior Notes for a consensual joint plan of reorganization of the Company. The terms of the Voting Agreement contemplated that the joint plan of reorganization would provide for a sale of the Company or its assets in court-supervised proceedings under the Bankruptcy Code. The Voting Agreement also contemplated that the Company and its subsidiaries would continue to operate as debtors-in-possession subject to the supervision of the Bankruptcy Court, and that the joint plan of reorganization would provide for the payment of all trade creditors' claims as and when they come due in the ordinary course or in full on the effective date of the joint plan of reorganization.

     On December 10, 1999, the Company, MHI and one of its subsidiaries filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Laredo Division (the "Bankruptcy Court"). The bankruptcy petitions were filed in order to give the Company an opportunity to conserve its cash and restructure its debt. Since December 10, 1999, the Company, MHI and the filing subsidiary have operated as debtors-in-possession under the Bankruptcy Code. The Company has curtailed its developmental drilling program, and limited expenditures to a one-rig drilling program. No trustee or examiner has been appointed and the Company, MHI and these subsidiaries are paying their post-petition obligations (except those subject to Bankruptcy Court approval) as they become due.

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

     The Company filed a Joint Plan of Reorganization (the "Plan of Reorganization") and related disclosure statement with the Bankruptcy Court on April 26, 2000. The Plan of Reorganization, if approved by the Bankruptcy Court, provides for the sale of the reorganized Company's stock to a limited liability company.

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Plan of Reorganization, and any modification or rejection thereof, could change the amounts reported in the financial statements. The ability of the Company to continue as a going concern is dependent upon confirmation of the Plan of Reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop oil and gas reserves.

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

     Management's plan is to continue based on the Plan of Reorganization filed with the Bankruptcy Court on April 26, 2000. In addition to the approval of the Bankruptcy Court, the consummation of the Plan of Reorganization will be subject to the consent of the requisite number and amount of certain of the Company's creditors. At this time, it is not possible to predict the outcome of the bankruptcy proceedings, or the effect on the Company's business or on the claims and interests of its creditors, royalty owners or stockholders or whether certain executory contracts will be assumed or rejected. As a result of the bankruptcy filing, certain of the Company's liabilities are subject to compromise. Through March 31, 2000, the Company has incurred reorganization expenses of approximately $1.3 million, of which approximately $721,000 was incurred during the year ended December 31, 1999, consisting of legal, professional and other fees. At March 31, 2000, approximately $458,000 of reorganization costs were unpaid and reflected in accrued liabilities (subject to compromise).

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those items at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referenced to as a cash flow hedge), the effective portion of the derivative gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The extent of the impact of adopting SFAS 133 on the Company's financial position, results of operations, or cash flows will be a function of the open derivative contracts at the date of adoption. As of March 31, 2000, the Company can not estimate the impact of SFAS 133 on its future consolidated financial position, results of operations or cash flows.

4.   DEFERRED INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. At December 31, 1999, the Company had a net operating loss carryforward of approximately $30.6 million. Realization of deferred tax assets associated with the net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. The status of the Company's current and future drilling activities and uncertainty about the availability of capital resulted in uncertainty as to whether sufficient taxable income will be available to utilize the entire net operating loss carryforward. Therefore, a valuation allowance totaling $7.2 million was established at December 31, 1999 to provide for the portion of the net operating loss carryforward which may not be realized. As discussed in Note 2, the Company has filed for bankruptcy under Chapter 11 of the Bankruptcy Code. A reorganization of the Company may result in a significant stock ownership change which would significantly affect the timing of the utilization of the net operating loss carryforward. The valuation allowance related to tax assets could be further adjusted in the future if such restructuring were to occur, as well as changes in estimates of future taxable income.

     At March 31, 2000, the net operating loss carryforward and related valuation allowance were reduced by the deferred tax liabilities created during the three months ended March 31, 2000 as a result of the tax effect of the earnings generated by the Company which amounted to approximately $180,000. This resulted in no income tax expense for the three months ended March 31, 2000.

5.   COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

     On December 10, 1999, the Company, MHI, and one of its subsidiaries filed petitions for relief under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Company's liabilities. The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders. The filing was made in the U.S. Bankruptcy Court for the Southern District of Texas, Laredo Division. On April 26, 2000, the Company and its affiliated debtors filed the Plan of Reorganization which would effectuate a sale of stock of the Reorganized Company to a limited liability company. A hearing on the Debtors' Joint Disclosure Statement is set for May 31, 2000.

     On March 27, 2000, the Company received a demand letter from counsel for certain royalty owners under the Schwarz and Rottersman Leases, challenging certain deductions made by the Company in calculating prices for royalty payments and demanding that unless the alleged underpayments of royalties be cured within sixty (60) days, the royalty owners could seek to have the Bankruptcy Court declare the Leases terminated. The March 27, 2000 letter specifically relates to alleged post-petition claims. The Company conducted an investigation of the allegations contained in the letter and believes it has substantial defenses to these claims.

     On April 28, 2000, the Company received a second demand letter from counsel for the royalty owners demanding and alleging that the Company (i) commission an independent accounting to determine the alleged underpaid royalty amounts; (ii) cease and desist paying to third parties the proceeds attributable to the royalty owners' royalties; and (iii) pay royalties to the royalty owners in accordance with the market value of the natural gas. The royalty owners further threatened that if the Company did not cure these alleged defaults under the Schwarz and Rottersmann Leases within 60 days following receipt of notice, the Company may forfeit the Schwarz and Rottersmann Leases. The April 28, 2000 letter specifically relates to alleged pre-petition claims.

     On April 28, 2000, the royalty owners filed two proofs of claim in the Bankruptcy cases in the amount of $30 million and $400,000, respectively. The basis for each claim is the Company's alleged unauthorized deduction of post-production costs from the royalties paid to the royalty owners prior to the filing of the bankruptcy petitions.

     The Company believes it has numerous defenses to the allegations contained in the April 28, 2000 and March 27, 2000 letters, as well as certain claims against the royalty owners. On April 27, 2000, the Company filed a declaratory judgment adversary proceeding in the Bankruptcy Court seeking a determination by the Bankruptcy Court that no additional royalty payments are owed to the royalty owners. The Company plans to seek to protect itself from any possible lease termination claim by (i) paying directly to the royalty owners the post-petition amount claimed to be owed (approximately $50,000), (ii) paying into the registry of the Court the liquidated amount of the pre-petition claims in cash (approximately $500,000) which will remain on deposit until the litigation is finally resolved, and (iii) seeking to enjoin the royalty owners from attempting to send notice of default on the pre-petition claim, thereby preventing the 60-day cure period from running.

     On May 10, 2000, the Company filed its First Amended Complaint in the Declaratory Judgment Action adding two additional causes of action: (i) an objection to both proofs of claim filed by the royalty owners, including a claim for bad faith filing with respect to the $30 million claim, and (ii) a cause of action for sanctions for violation of the automatic stay in respect of the April 27, 2000 Notice. While the Company's investigation into these claims is in the early phases, the Company currently believes that the total liquidated amount of these claims will be significantly less than the claims asserted by the royalty owners.

     On March 31, 2000, the Company received correspondence from counsel to the Official Committee of Unsecured Creditors requesting the Company to take legal action on behalf of the Company's Estate against Glenn D. Hart, Michael G. Farmar and the directors of Company, alleging certain misstatements in connection with the issuance of the Senior Notes and certain breaches of fiduciary duties to the creditors. The Company investigated these allegations and determined there was no basis for their assertion. The Company has responded to the Committee in writing indicating that it found no basis for the allegations and would not be asserting such claims at this time, but agreeing to reconsider the issues raised in the event the Committee discovered additional facts which might support its allegations.

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

6.   HEDGING ACTIVITIES

     In January 2000, a third party terminated the Company's remaining open hedge contracts as of December 31, 1999. The third party is seeking a claim of approximately $450,000 as a result of the termination of these contracts. The Company does not concur with the third party's calculation of the amount of the claim.

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. For supplemental information, it is suggested that this Item 2 be read in conjunction with the corresponding section included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") as filed with the Securities and Exchange Commission.

GENERAL

         The Company is an independent energy company engaged in the acquisition, development and production of oil and natural gas, principally in the Lobo Trend of South Texas. The Company began operations in 1983, and, since its inception, increased its reserve base and production as a result of acquisitions and development of oil and natural gas properties. In March and April 1998, the Company completed acquisitions adding approximately 51,000 gross acres (48,400 net acres) in the Lobo Trend for an aggregate purchase price of approximately $90.0 million. In December 1999, the Company, MHI, and one of its subsidiaries filed petitions for relief under Chapter 11 of the Bankruptcy Code. For the three months ended March 31, 2000, the Company participated in the drilling of 3 gross (2 net) natural gas wells, 3 gross (2 net) of which were completed as productive wells, compared to 8 gross (7 net) natural gas wells drilled, and 5 gross (5 net) completed in the same period of 1999.

         From April 1, 2000 through May 15, 2000, the Company participated in the drilling of 4 gross (2 net) natural gas wells, of which one was completed, one was in the process of being completed, and two were still drilling.

         The Company utilizes the "successful efforts" method of accounting for its oil and natural gas activities as described in Note 1 of the Notes to Consolidated Financial Statements in the Company's 1999 Form 10-K.

RESULTS OF OPERATIONS

         The following table summarizes production volumes, average sale prices and operating revenues for the Company's oil and natural gas operations for the three months ended March 31, 2000 and 1999:

                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                         --------------------------
                                                                                            2000           1999
                                                                                         ------------    ----------
       Production volumes:
         Oil and condensate (MBbls)                                                               20            25
         Natural gas (Mmcf)                                                                    3,030         3,349

       Average sales prices:
         Oil and condensate (per Bbl)                                                         $26.65        $10.92
         Natural gas (per Mcf)                                                                  2.32          2.01

       Operating revenues ($ 000's):
         Oil and condensate                                                                   $  533        $  278
         Natural gas                                                                           7,033         6,741
                                                                                         ------------    ----------
              Total                                                                           $7,566        $7,019
                                                                                         ============    ==========

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

         Oil and natural gas revenues for the three months ended March 31, 2000 increased 8% to $7.6 million from $7.0 million for the three months ended March 31, 1999. Production volumes for oil and natural gas for the second quarter ended March 31, 2000 decreased 10% to 3,150 MMcfe from 3,502 MMcfe for the first quarter of 1999. Average oil and natural gas prices increased 20% to $2.40 per Mcfe for 2000 from $2.00 per Mcfe for 1999. The decrease in oil and natural gas production was a result of the reduction of the Company's drilling program due to the Company's lack of sources of funds and the bankruptcy proceedings.

         Oil and natural gas production costs for the three months ended March 31, 2000 decreased 7% to $1.3 million from $1.4 million for the three months ended March 31, 1999. Production costs per equivalent unit for the three months ended March 31, 2000 increased to $0.41 per Mcfe from $0.38 per Mcfe for the same period in 1999 primarily due to lower production volumes.

         Depreciation, depletion and amortization ("DD&A") expense remained unchanged at $3.7 million for the three months ended March 31, 2000 compared to the same period in 1999. The DD&A rate for the three months ended March 31, 2000 increased to $1.16 per Mcfe compared to $1.03 per Mcfe for the same period in 1999. The increase in the DD&A rate was the result of cost overruns and below average reserves per well on certain wells.

         General and administrative expenses for the three months ended March 31, 2000 increased 2% to $487,000 from $478,000 for the three months ended March 31, 1999. General and administrative expenses per equivalent unit increased to $0.15 per Mcfe for the three months ended March 31, 2000 from $0.14 per Mcfe for the three months ended March 31, 1999 primarily due to lower production volumes.

         Reorganization costs (consisting of legal, professional and other fees) of $560,000 were incurred for the three months ended March 31, 2000 as a result of the bankruptcy filing. No reorganization costs were incurred for the same period in 1999.

         Interest expense, net of capitalized interest, and loan amortization costs for the three months ended March 31, 2000 decreased 75% to $1.0 million from $4.0 million for the same period in 1999. The decrease was due to the discontinuation of interest on the Company's 11 1/2% Senior Notes due 2005 (the "Senior Notes") due to the Bankruptcy Court filing on December 10, 1999. The decrease in the interest incurred on the Senior Notes was partially offset by the increase in the interest expense under the Company's senior secured credit facility (the "Credit Facility") due to higher interest rates accrued and the higher level of outstanding debt under the Credit Facility for the three months ended March 31, 2000 compared to the same period of 1999. Because the Senior Notes are unsecured obligations subject to compromise under the Bankruptcy proceedings, beginning December 10, 1999, the Company discontinued accruing interest under the Indenture which would have been approximately $936,000 from December 10, 1999 through December 31, 1999 and $3.9 million from January 1, 2000 through March 31, 2000.

         There was no income tax provisions for the three months ended March 31, 2000 and 1999. The Company's net operating loss carryforward was partially reserved as of March 31, 2000 as the status of the current and future drilling activities and uncertainty about the availability of capital resulted in uncertainty as to whether sufficient taxable income will be available to utilize the entire net operating loss carryforward. Any restructuring of the Company's indebtedness may result in a significant stock ownership change which would significantly affect the timing of the utilization of the net operating loss carryforward. The valuation allowance related to tax assets could be adjusted in the future if such restructuring were to occur, as well as for changes in estimates of future taxable income. At March 31, 2000, the net operating loss carryforward and related valuation allowance were reduced by the deferred tax liabilities created during the three months ended March 31, 2000 as a result of the tax effect of the earnings generated by the Company which amounted to approximately $180,000. This resulted in no income tax expense for the three months ended March 31, 2000.

         The net income for the three months ended March 31, 2000 was $529,000 compared to a net loss of $2.4 million for the three months ended March 31, 1999, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash and cash equivalents of $2.7 million, consisting primarily of short-term money market investments, compared to $855,000 at December 31, 1999. Cash increased primarily due to the bankruptcy filing which enabled the Company to conserve cash, plus a reduction in capital expenditures for the first quarter 2000 resulting from decreased drilling activity.

         Cash flows provided by operating activities from the Company's operations was unchanged at $5.2 million for the three months ended March 31, 2000 and 1999.

         Cash flows used in investing activities by the Company were $3.4 million and $8.4 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in capital expenditures for the three months ended March 31, 2000 over the same period in 1999 was primarily due to a reduction in the Company's drilling program caused by the liquidity factors described above.

         Cash flows (used in) provided by financing activities were ($8,000) and $11.0 million for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 1999, the Company borrowed an additional $11.0 under the Credit Facility.

         The Company's outstanding indebtedness (and the payment and other defaults under the terms of the Senior Notes and Credit Facility) and the Company's current lack of current funding available from other sources have adversely affected the Company's results of operations and financial condition.

         The Company filed a Plan of Reorganization and related disclosure statement with the Bankruptcy Court on April 26, 2000. The Plan of Reorganization, if approved by the Bankruptcy Court, provides for the sale of the reorganized Company's stock to a limited liability company.

         The Company's financial statements as of March 31, 2000 have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The Plan of Reorganization, or any modification or rejection thereof, could change the amounts reported in the financial statements. The ability of the Company to continue as a going concern is dependent upon confirmation of the Plan of Reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop oil and gas reserves. In light of the above, the Independent Accountants' Report pertaining to the Consolidated Financial Statements for the year ended December 31, 1999 raised substantial doubt about the Company's ability to continue as a going concern.

CAPITAL EXPENDITURES

         Capital expenditures for the three months ended March 31, 2000 totaled $3.0 million compared to $11.0 million for the first quarter in 1999.

         The Company expects to continue to experience working capital requirements due to the Company's current development program and the bankruptcy proceedings. Currently, the Company's estimated capital expenditure budget for 2000 is $15.0 million, substantially all of which is planned to be devoted to drilling activities, lease acquisitions and 3-D seismic surveys in the Company's project areas including the drilling of approximately 20 gross (14 net) wells in 2000. The Company currently believes that it will be able to fund the capital expenditures from internally generated cash flows during the year 2000. However, no assurances can be made that these cash flows will be sufficient. Furthermore, no additional sources of funds are currently available to the Company.

FINANCING ARRANGEMENTS

CREDIT FACILITY

         In May 1998, the Company entered into its Credit Facility with Christiania Bank og KreditKasse (Christiania") as lender and administrative agent. The Credit Facility provided for loans in an outstanding principal amount not to exceed $50.0 million at any one time, subject to a borrowing base to be determined semi-annually (each April and October) by the administrative agent (the initial borrowing base was $30.0 million), and the issuance of letters of credit in an outstanding face amount not to exceed $6.0 million at any one time with the face amount of all outstanding letters of credit reducing, dollar-for-dollar, the availability of loans under the Credit Facility.

         The Credit Facility borrowing base was to be redetermined semiannually by Christiania based on the Company's proved oil and natural gas reserves. Effective April 1, 1999, the borrowing base was reduced to $23 million. The Company and Christiania entered into two amendments and executed two waivers of debt covenant violations to the Credit Agreement during 1999, including an amendment requiring the principal amount outstanding to be decreased by monthly mandatory reductions in the borrowing base of $1.5 million per month effective October 31, 1999. Effective September 20, 1999, Christiania resumed charging the default rate of interest, increasing the interest rate an additional 2% per annum on the outstanding balance. The Company did not pay the principal reduction amount due October 31, 1999, and is in default under the terms of the Credit Facility.

         On January 11, 2000, the Company and Christiania entered into a cash collateral agreement, which contains certain financial covenants and provides for weekly payments of interest by the Company. The cash collateral agreement modified the previous financial covenants which were in violation at December 31, 1999, but did not modify the administrative covenants which the Company had violated. On May 15, 2000, the Court entered its Third Motion of Debtors for Order Authorizing Use of Cash Collateral and Granting Adequate Protection. This Order was entered with the agreement of Christiania, who consented to the Company's continued use of Christiania's cash collateral in accordance with the terms and conditions set forth in the Order until June 30, 2000, unless extended by the parties or further order of the Court after notice and a hearing. Among other things, the Order provides Christiania new, first priority and senior security interests in the Company's assets and requires the Company to make weekly adequate protection payments to Christiania during the term of the Order. The Order also imposes certain reporting requirements and cash collateral operating requirements on the Company.

SENIOR NOTES

         On April 2, 1998, the Company issued $135 million of Senior Notes at a discount of 1.751%. The Senior Notes are scheduled to mature in April 2005 and bear interest at a rate of 11.5% per annum, payable semi-annually in April and October of each year, commencing October 1998. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after April 2003, at specified redemption prices plus accrued and unpaid interest and liquidated damages, as defined in the Indenture governing the terms of the Senior Notes. In the event of certain asset dispositions, the Company is required under certain circumstances to use the excess proceeds from such a disposition to offer to repurchase the Senior Notes (and other Senior Indebtedness for which an offer to repurchase is required to be concurrently made). The Company is required to comply with certain covenants, which limit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repurchase equity interests, sell assets or enter into mergers and consolidations. An interest payment on the Senior Notes of approximately $7.8 million was due on October 1, 1999, but was not paid by the Company. A 30-day grace period under the Indenture governing the Senior Notes expired on October 31, 1999 without payment of interest on the Senior Notes, and, as a result, an event of default occurred under the Indenture. Because the Senior Notes are unsecured obligations subject to compromise under the Bankruptcy proceedings, beginning December 10, 1999, the Company discontinued accruing interest under the Indenture which would have been approximately $936,000 from December 10, 1999 through December 31, 1999 and $3.9 million from January 1, 2000 through March 31, 2000.

         Under the cross default provisions contained in the Indenture governing the Senior Notes and in the Credit Facility, a default under either the Senior Notes or the Credit Facility constituted a default under the other instrument (see Note 2 discussing the Bankruptcy proceedings). Consequently, balances outstanding under the Senior Notes and the Credit Facility have been classified as current liabilities as of March 31, 2000.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

         Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q contains projections and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, all statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding the results of any debt restructuring or other alternatives for the Company, the possible outcome of litigation and other adversarial proceedings, possible outcomes of the Company's negotiations with its creditors, achievement of the Company's drilling and development program objectives, amendment of or waiver under the Company's credit facilities, availability of additional sources of capital funding, future governmental regulation, oil and natural gas reserves, future drilling and development opportunities and operations, future acquisitions, future production of oil and natural gas (and the prices thereof and the costs therefor), anticipated results of hedging activities, the need for and availability of additional capital, future capital expenditures, Year 2000 compliance issues, and future net cash flows, are forward-looking statements and may contain certain information concerning financial results, economic conditions, trends and known uncertainties. Such statements reflect the Company's current views with respect to future events and financial performance, and involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of these various risks and uncertainties, including, without limitation,
(i) risks associated with the Company's substantial leverage, (ii) factors such as natural gas price fluctuations and markets, uncertainties of estimates of reserves and future net revenues, competition in the oil and natural gas industry, risks associated with oil and natural gas operations, risks associated with future acquisitions, risks associated with the Company's future capital requirements and the availability of sources of capital and regulatory and environmental risks, (iii) adverse changes to the properties and leases acquired in 1998 or the failure of the Company to achieve the anticipated benefits of such acquisitions, (iv) the inherent difficulty of predicting the outcome of adversarial proceedings, and (v) adverse changes in the market for the Company's oil and natural gas production. For a more detailed description of these and certain other risks associated with the Company's operations, see "Risk Factors" in the 1998 Form 10-K and 1999 Form 10-K.

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

         In October 1999, Christiania terminated its two costless collar contracts with the Company. Under the terms of the termination agreement, the Company is required to pay Christiania approximately $1.3 million. In January 2000, a third party terminated the remaining hedge contracts open as of December 31, 1999. The third party is seeking a claim of $450,000 as a result of the termination of these contracts. The loss on the terminated hedge contracts has been deferred and recognized in the consolidated statement of operations as the underlying physical transaction occurs.

         The fair value of the hedge contracts in effect at March 31, 1999 was approximately $1.1 million. After giving effect to the termination of these contracts, none of the Company's future oil or natural gas production is hedged as of March 31, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On December 10, 1999, the Company, MHI, and one of its subsidiaries filed petitions for relief under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Company's liabilities. The Company continues to operate as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders. The filing was made in the U.S. Bankruptcy Court for the Southern District of Texas, Laredo Division. On April 26, 2000, the Company and its affiliated debtors filed their Plan of Reorganization which would effectuate a sale of stock of the Reorganized Company to a limited liability company. A hearing on the Debtors' Joint Disclosure Statement is set for May 31, 2000.

         On March 27, 2000, the Company received a demand letter from counsel for certain royalty owners under the Schwarz and Rottersman Leases, challenging certain deductions made by the Company in calculating prices for royalty payments and demanding that unless the alleged underpayments of royalties be cured within sixty (60) days, the royalty owners could seek to have the Bankruptcy Court declare the Leases terminated. The March 27, 2000 letter specifically relates to alleged post-petition claims. The Company conducted an investigation of the allegations contained in the letter and believes it has substantial defenses to these claims.

         On April 28, 2000, the Company received a second demand letter from counsel for the royalty owners demanding and alleging that the Company
         (i) commission an independent accounting to determine the alleged underpaid royalty amounts; (ii) cease and desist paying to third parties the proceeds attributable to the royalty owners' royalties; and
         (iii) pay royalties to the royalty owners in accordance with the market value of the natural gas. The royalty owners further threatened that if the Company did not cure these alleged defaults under the Schwarz and Rottersmann Leases within 60 days following receipt of notice, the Company may forfeit the Schwarz and Rottersmann Leases. The April 28, 2000 letter specifically relates to alleged pre-petition claims.

         On April 28, 2000, the royalty owners filed two proofs of claim in the Bankruptcy cases in the amount of $30 million and $400,000, respectively. The basis for each claim is the Company's alleged unauthorized deduction of post-production costs from the royalties paid to the royalty owners prior to the filing of the bankruptcy petitions.

         The Company believes it has numerous defenses to the allegations contained in the April 28, 2000 and March 27, 2000 letters, as well as certain claims against the royalty owners. On April 27, 2000, the Company filed a declaratory judgment adversary proceeding in the Bankruptcy Court seeking a determination by the Bankruptcy Court that no additional royalty payments are owed to the royalty owners. The Company plans to seek to protect itself from any possible lease termination claim by (i) paying directly to the royalty owners the post-petition amount claimed to be owed (approximately $50,000), (ii) paying into the registry of the Court the liquidated amount of the pre-petition claims in cash (approximately $500,000) which will remain on deposit until the litigation is finally resolved, and (iii) seeking to enjoin the royalty owners from attempting to send notice of default on the pre-petition claim, thereby preventing the 60-day cure period from running.

         On May 10, 2000, the Company filed its First Amended Complaint in the Declaratory Judgment Action adding two additional causes of action: (i) an objection to both proofs of claim filed by the royalty owners, including a claim for bad faith filing with respect to the $30 million claim, and (ii) a cause of action for sanctions for violation of the automatic stay in respect of the April 27, 2000 Notice. While the Company's investigation into these claims is in the early phases, the Company currently believes that the total liquidated amount of these claims will be significantly less than the claims asserted by the royalty owners.

         On March 31, 2000, the Company received correspondence from counsel to the Official Committee of Unsecured Creditors requesting the Company to take legal action on behalf of the Company's Estate against Glenn D. Hart, Michael G. Farmar and the directors of Company, alleging certain misstatements in connection with the issuance of the Senior Notes and certain breaches of fiduciary duties to the creditors. The Company investigated these allegations and determined there was no basis for their assertion. The Company has responded to the Committee in writing indicating that it found no basis for the allegations and would not be asserting such claims at this time, but agreeing to reconsider the issues raised in the event the Committee discovered additional facts which might support its allegations.

Item 2.  Changes in Securities and Use of Proceeds......................................   Not Applicable

Item 3.  Defaults upon Senior Securities

         The Company's Senior Notes and Credit Facility are currently in default. See Part I, Item 2. "Management's Discussion and Analysis of
         Financial Condition and Results of Operations - Financial
         Arrangements."

Item 4.  Submission of Matters to a Vote of Security Holders............................   Not Applicable

Item 5.  Other Information..............................................................   Not Applicable

Item 6.  Exhibits and Reports on Form 8-K:

         (a) The following exhibits are filed as part of this report:

              27.1*  Financial Data Schedule.

         *  Filed herewith

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2000 and thereafter:

         On March 24, 2000, the Company filed a Form 8-K reporting that a "Qualifying Bid" of least $120 million, net of certain fees and working capital adjustments, had not been received as of March 17, 2000.

         On May 1, 2000, the Company filed a Form 8-K reporting that Michael Petroleum Corporation, its parent corporation and one of its subsidiaries filed a Joint Plan of Reorganization and a related Disclosure Statement with the Bankruptcy Court.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MICHAEL PETROLEUM CORPORATION
                                             (REGISTRANT)


Date     May 19, 2000                By  /s/ Glenn D. Hart
       ----------------                -------------------------------------
                                       Glenn D. Hart
                                       Chief Executive Officer and Chairman
                                             of the Board

Date     May 19, 2000                By  /s/ Michael G. Farmar
       ----------------                -------------------------------------
                                       Michael G. Farmar
                                       President and Chief Operating Officer

Date     May 19, 2000                By  /s/ Robert L. Swanson
       ---------------                 -------------------------------------
                                       Robert L. Swanson
                                       Vice President, Finance

Date       May 19, 2000              By  /s/ Scott R. Sampsell
         ---------------               ----------------------------------------
                                       Scott R. Sampsell
                                       Vice President, Controller and Treasurer